Form 10QSB
period 2006-06-30
MOUNTAIN VALLEY BANCSHARES INC
filed 2006-08-14
CIK 1276939

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number: 000-51957
MOUNTAIN VALLEY BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Georgia	02-0714526

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
136 North Main Street, Cleveland, Georgia 30528
(Address of principal executive office)
(706) 348-6822
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of August 1, 2006: 1,302,028; no par value.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$2,724,528	$1,175,092
Interest-bearing deposits in banks	—	—
Federal funds sold	2,461,000	2,222,000
Securities available for sale, at fair value	8,196,140	7,967,949
Securities held-to-maturity	1,495,360	1,493,701
Federal home loan bank stock, at cost	303,100	132,100
Loans, net	77,310,806	59,284,542
Premises and equipment, net	2,261,370	2,341,178
Accrued interest receivable	526,070	407,159
Foreclosed assets	152,042	—
Other assets	84,594	24,138

	$95,515,010	$75,047,659

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$5,348,797	$4,254,589
Interest-bearing	75,771,648	60,623,819

Total deposits	81,120,445	64,878,408
Other borrowings	5,239,750	1,297,924
Other liabilities	232,428	582,456

Total liabilities	86,592,623	66,758,788

Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.00; 6,250,000 shares authorized; 1,301,778 and 1,280,962 shares issued and outstanding	—	—
Paid-in capital	10,353,343	10,198,631
Retained earnings	(1,212,440)	(1,728,751)
Accumulated other comprehensive loss	(218,516)	(181,009)
Total stockholders’ equity	8,922,387	8,288,871

	$95,515,010	$75,047,659

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS
ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended June 30,
	2006	2005
Interest income
Interest and fees on loans	$1,607,941	$783,058
Interest on taxable securities	88,547	86,632
Interest on nontaxable securities
Interest on federal funds sold	6,746	3,837
Interest on deposits in other banks	6,654	11,287

	1,709,888	884,814

Interest expense
Interest on deposits	743,535	362,399
Interest on other borrowings	49,653	10,057

	793,188	372,456

Net interest income	916,700	512,358
Provision for loan losses	95,000	162,000
Net interest income after provision for loan losses	821,700	350,358

Noninterest income
Service charges on deposit accounts	4,264	3,222
Other service charges, commissions and fees	49,604	25,756
Mortgage origination fees	26,217	10,851
Other	758	175

	80,843	40,004

Noninterest expense
Salaries and employee benefits	340,277	303,474
Equipment	44,465	36,967
Occupancy	27,444	35,187
Advertising and marketing	37,446	29,897
Legal and accounting	25,670	27,765
Telephone	6,033	9,062
Supplies	20,718	17,614
Data processing fees	69,319	40,051
Other operating	62,086	40,193

	633,458	540,210

Income (loss) before income taxes	269,085	(149,848)
Applicable income taxes	—	—

Net income (loss)	$269,085	$(149,848)

Basic earnings per share	$0.21	$(0.12)

Diluted earnings per share	$0.20	$(0.12)

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS
ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended June 30,
	2006	2005
Net income (loss)	$269,085	$(149,848)

Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during period	(17,055)	(118,332)

Total other comprehensive income (loss)	(17,055)	(118,332)

Comprehensive income (loss)	$252,030	$(268,180)

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE SIX MONTHS
ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Interest income
Interest and fees on loans	$2,970,565	$1,342,349
Interest on taxable securities	175,471	174,268
Interest on nontaxable securities
Interest on federal funds sold	12,200	7,504
Interest on deposits in other banks	9,041	22,367

	3,167,277	1,546,488

Interest expense
Interest on deposits	1,326,050	621,521
Interest on other borrowings	93,534	15,054

	1,419,584	636,575

Net interest income	1,747,693	909,913
Provision for loan losses	136,000	327,000

Net interest income after provision for loan losses	1,611,693	582,913

Noninterest income
Service charges on deposit accounts	8,477	5,587
Other service charges, commissions and fees	85,494	45,011
Mortgage origination fees	61,718	36,578
Other	848	259

	156,537	87,435

Noninterest expense
Salaries and employee benefits	685,172	590,817
Equipment	87,925	74,844
Occupancy	64,337	66,909
Advertising and marketing	73,261	41,316
Legal and accounting	55,802	45,430
Telephone	12,699	17,325
Supplies	38,331	30,376
Data processing fees	126,818	68,402
Other operating	107,574	80,158

	1,251,919	1,015,577

Income (loss) before income taxes	516,311	(345,229)
Applicable income taxes	—	—

Net income (loss)	$516,311	$(345,229)

Basic earnings per share	$0.40	$(0.27)

Diluted earnings per share	$0.38	$(0.27)

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS
ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Net income (loss)	$516,311	$(345,229)

Other comprehensive loss:
Net unrealized holding gains (losses) arising during period	(37,507)	(45,730)
Total other comprehensive loss	(37,507)	(45,730)

Comprehensive income (loss)	$478,804	$(390,959)

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS
ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income(loss)	$516,311	$(345,229)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	99,394	94,898
Provision for loan losses	136,000	327,000
Net losses on sale or disposal of premises and equipment	—	—
(Increase) decrease in interest receivable	(118,911)	(145,803)
Increase (decrease) in interest payable	(262)	62,173
(Increase) decrease in other assets	(212,498)	(3,031)
Increase (decrease) in other liabilities	(363,345)	(1,015,424)

Total adjustments	(459,622)	(680,187)

Net cash provided by (used in) operating activities	56,689	(1,025,416)

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	—	579,529
Purchases of securities available for sale	(556,804)	(252,197)
Proceeds from maturities of securities available for sale	290,906	340,007
Proceeds from sale of securities available for sale	—	—
Purchase of Federal home loan bank stock, net	(172,659)	(111,207)
(Increase) decrease in federal funds sold	(239,000)	401,000
(Increase) decrease in loans, net	(18,162,264)	(24,846,842)
Purchase of premises and equipment	(19,586)	(35,886)
Proceeds from sale of premises and equipment	—	—

Net cash provided by (used in) investing activities	(18,859,407)	(23,925,596)

FINANCING ACTIVITIES
Increase (decrease) in deposits	16,242,037	23,761,936
Increase in repurchase agreements	555,405	—
Proceeds from other borrowings	3,400,000	551,385
Repayment of other borrowings	—	—
Issuance of common stock, net	154,712	55,400

Net cash provided by (used in) financing activities	20,352,154	24,368,721

Net increase in cash and due from banks	1,549,436	(582,291)
Cash and due from banks at beginning of year	1,175,092	750,415

Cash and due from banks at end of year	$2,724,528	$168,124

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS
ENDED JUNE 30, 2006
(UNAUDITED)

						Accumulated
	Common Stock				Unearned	Other
		Par	Paid-in	Retained	ESOP	Comprehensive
	Shares	Value	Capital	Earnings	Shares	Income (Loss)	Total
Balance, December 31, 2005	1,280,962	$0	$10,198,631	$(1,728,751)	$—	$(181,009)	$8,288,871
Net income	—	—	—	516,311	—	—	516,311
Other comprehensive loss	—	—	—	—	—	(37,507)	(37,507)
Issuance of common stock for exercise of warrants	20,816	—	154,712	—	—	—	154,712
Issuance of common stock, net	—	—	—	—	—	—	—
Unearned ESOP shares	—	—	—	—	—	—	—

Balance, June 30, 2006	1,301,778	$0	$10,353,343	$(1,212,440)	$0	$(218,516)	$8,922,387

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Basis of Presentation and Accounting Estimates
The accompanying condensed consolidated financial statements include the accounts of Mountain Valley Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Mountain Valley Community Bank (the “Bank”). Significant intercompany transactions and accounts are eliminated in consolidation.
The financial statements as of June 30, 2006 and for the three months and six months ended June 30, 2006 and 2005 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto and the report of registered independent public accounting firm included in the Company’s Registration Statement on Form SB-2 (No. 333-123581), which was declared effective on August 8, 2006. The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.
The financial information included herein reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share-Based Payment, to account for compensation costs under its stock option plans. The adoption of SFAS No. 123 (R) resulted in additional expense in the first six months of 2006 of approximately $59,000, net of tax, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases, and cancellation of existing awards that may occur subsequent to the date of adoption of this standard.
     In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the period ended March 31, 2006 (in thousands, except per share amounts). The stock options granted during 2005 were not considered in the calculation of loss per share in that their effect was anti-dilutive.

Six
Months Ended
June 30, 2005
Net income as reported	$(345,229)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	61,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—

Six
Months Ended
June 30, 2005
Proforma net income including stock-based compensation cost based on fair-value method	(406,229)

Earnings per share:
Basic — as reported	$(0.27)
Basic — proforma	$(0.32)
Note 3 — Earnings per share
Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers and others with the Company, diluted earnings per share has been presented in the Statements of Income.
In the fourth quarter of 2005 the Company’s Board of Directors approved a five-for-four stock split of the Company’s common stock that was effected in the form of a stock split, paid on December 16, 2005 to shareholders of record on December 1, 2005. Share amounts presented on the statement of financial condition have been stated to reflect this transaction, and the transaction has been presented in the statement of shareholders’ equity. Per share information throughout the financial statements and note disclosures reflect this stock split, with prior period amounts being restated to reflect the effects of the stock split.
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Six Months Ended June 30, 2006
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$516,311
Basic EPS
Income available to common shareholders	516,311	1,293,981	$0.40
Effect of dilutive securities
Options		78,628	(0.02)

Diluted EPS
Income available to common shareholders and assumed conversions	$516,311	1,372,609	$0.38

	For the Six Months Ended June 30, 2005
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$(345,229)
Basic EPS
Income available to common shareholders	(345,229)	1,267,986	$(0.27)

	For the Three Months Ended June 30, 2006
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$269,085
Basic EPS
Income available to common shareholders	269,085	1,291,641	$0.21
Effect of dilutive securities
Options		77,123	(0.01)

Diluted EPS
Income available to common shareholders and assumed conversions	$269,085	1,368,764	$0.20

	For the Three Months Ended June 30, 2005
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$(149,848)
Basic EPS
Income available to common shareholders	(149,848)	1,269,934	$(0.12)

Note 4 — Impact of Recently Issued Accounting Standards
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues in Statement No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The provisions of this statement are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the consolidated financial statements of the Company.
In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. This Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of this statement are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 is not expected to have a material impact on the consolidated financial statements of the Company.
Note 5 — Commitments and Contingencies
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments, which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.
The Bank uses the same credit policies for these off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. At June 30, 2006, the Company had outstanding commitments approximating $16.9 million.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. In managing the Bank’s credit and market risk exposure, the Bank may participate these commitments with other institutions when funded. The credit risk involved in issuing these financial instruments is essentially the same as that involved in extending loans to customers. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include real estate and improvements, marketable securities, accounts receivable, inventory, equipment, and personal property.
The nature of the business of the Bank is such that it ordinarily results in a certain amount of litigation. In the opinion of management, there are no present matters in which the outcome will have a material adverse effect on the financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Mountain Valley Bancshares, Inc. (the “Company”) is a holding company for Mountain Valley Community Bank (the “Bank”), a Georgia bank located at 136 North Main Street, Cleveland, Georgia 30528. The Bank received its Georgia banking charter in 2004 and opened for business on May 4, 2004. The Company was incorporated in 2004 as a Georgia corporation to serve as the holding company for the Bank. The Company owns 100% of the outstanding capital stock of the Bank.
     The Company’s principal business of earning interest income primarily on loans, investments and mortgage-backed securities and paying interest on deposits and borrowings is conducted primarily through the Bank. Our net interest income may be affected significantly by economic conditions, local competition, changes in market interest rates and governmental policies and actions. Net income also is affected by our provision for loan losses, non-interest income, consisting primarily of fees and charges on deposit accounts and loans, and non-interest expense, consisting primarily of salaries and employee benefits, company equipment, data processing and other operating costs.
     Critical Accounting Policies. The Company has not changed any of its critical accounting policies since those disclosed in its Registration Statement on Form SB-2 (No. 333-123581) which was filed with the Securities and Exchange Commission and declared effective on August 8, 2006. Those accounting policies relate to the judgments and estimates used in the preparation of our financial statements in the calculation of the allowance for loan losses, the accounting for impaired loans and the provision for income taxes.
Results of operations
     The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results for the six-month and three-month periods ended June 30, 2006 and 2005.
     Financial condition
     Our total assets grew 27% during the first six months of 2006 to $95.5 million. Deposit growth of $16.2 million was invested in loans, which increased by $18.1 million, securities and federal fund sold, which increased by $469,000 and premises and equipment, which increased by $20,000.
     Our loan to deposit ratio increased to 96.4% at June 30, 2006 from 92.1% at December 31, 2005. The increase in this ratio is due to the significant loan growth in the first half of 2006. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth. Stockholders’ equity has increased by $634,000 due primarily to net income of $516,000 and proceeds from the sale of common stock of $155,000.
     Liquidity
     We consider our liquidity to be adequate to meet operating and loan funding requirements at June 30, 2006. At June 30, 2006, the liquidity ratio (i.e. cash, short-term assets, marketable assets, available lines of credit divided by deposits and other borrowings) was approximately 15.6% and the loan to deposit ratio, as noted above, was approximately 96.4%. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities should increase earnings potential.
     Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We exceed the regulatory minimums on capital requirements and ratios. Management will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
			Regulatory
			Minimum
	Consolidated	Bank	Requirement
Leverage capital ratios	10.90%	10.60%	4.00%
Risk-based capital ratios:
Tier one capital	11.29%	11.07%	4.00%
Total capital	12.41%	12.19%	8.00%
     We have obtained a total of $8 million lines of credit with three correspondent banks. These lines of credit can be accessed as needed for liquidity and subsidiary capital needs. We also a $3 million secured line of credit with one correspondent bank and $2.96 million in available funding with the Federal Home Loan Bank.

     Net interest income
     Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense).
     Our net interest income during the second quarter of 2006 was $916,700, which represented an increase of $404,000 as compared to the same period in 2005. The increase in net interest income is due primarily to an increase in the average balance of loans outstanding. Our yield on interest earning assets was 8.12% and 6.39% for the three months ended June 30, 2006 and 2005, respectively. The cost of interest bearing liabilities was 4.32% and 3.17% for the three months ended June 30, 2006 and 2005, respectively. Our net interest margin was 3.80% during the second three months of 2006 as compared to 3.22% for the second three months of 2005.
     Our net interest income during the first half of 2006 was $1,747,678, which represented an increase of $838,000 as compared to the same period in 2005. The increase in net interest income is due primarily to an increase in the average balance of loans outstanding. Our yield on interest earning assets was 7.92% and 6.22% for the six months ended June 30, 2006 and 2005, respectively. The cost of interest bearing liabilities was 4.06% and 3.08% for the six months ended June 30, 2006 and 2005, respectively. Our net interest margin was 3.86% during the first six months of 2006 as compared to 3.14% for the first six months of 2005.
     Provision for loan losses
     The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, non-performing and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $136,000 was made during the six-month period ending June 30, 2006 based upon this evaluation process. The allowance for loan loss as a percentage of total loans was 1.16% at June 30, 2006 compared to 1.20% at March 31, 2006. Management believes the allowance for loan loss is adequate to meet any potential losses in the loan portfolio.
     At June 30, 2006 and 2005, non-accrual, past due and restructured loans were as follows:

	June 30,
	2006	2005
	(Dollars in thousands)
Total non-accruing loans	$78	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$0	$0
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	$0	$0
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	$0	$0
     Non-accrual loans have increased from $0 to $78,000 during the first half of 2006 while past due loans greater than 90 days and still accruing have remained at zero. Net charge-offs increased by $69,000 for the six months ended June 30, 2006 as compared to the corresponding period in 2005. Net charge-offs decreased by $1,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005. Net charge-offs as a percentage of average loans outstanding were         .13% for the six months ended June 30, 2006 compared to net charge-offs as a percentage of average loans outstanding of .05% for the same period in 2005. Net charge-offs as a percentage of average loans outstanding were .09% for the three months ended June 30, 2006 compared to net charge-offs as a percentage of average loans outstanding of .15% for the same period in 2005.

     Non-interest income
     Other income increased by $69,000 for the six-month period ended June 30, 2006 as compared to the same period in 2005. This increase was primarily the result of increases in various fees due to the growth of the company.
     Other income increased by $41,000 for the three-month period ended June 30, 2006 as compared to the same period in 2005. This increase was primarily the result of increases in various fees due to the growth of the company.
     Non-interest expense
     Other expenses increased by $236,000 for the six-month period ended June 30, 2006 as compared to the same period in 2005. The increases are due to increased salaries and employee benefits of $94,000, increased data processing expenses of $58,000, and increased advertising and marketing expenses of $31,000. Salaries and employee benefits have increased due to the stock option expense and to other annual salary increases. Data processing expense has increased due to the growth of the Bank. Advertising and marketing expense has increased due to the travel club kickoff.
     Other expenses increased by $93,000 for the three-month period ended June 30, 2006 as compared to the same period in 2005. The increases are due to increased salaries and employee benefits of $37,000, increased data processing expenses of $29,000, and increased other operating expenses of $22,000. Salaries and employee benefits have increased due to the stock option expense and to other annual salary increases. Data processing expense has increased due to the growth of the Bank. Other operating expenses are generally due to the increased size of the Bank.
     Net income
     Net income increased by $419,000 for the three-month period ended June 30, 2006 compared to the three months ended June 30, 2005, or approximately 280%. The increase in net income can be attributed to continued increases in interest-earning assets and the increase in other income discussed above.
     Net income increased by $862,000 for the six-month period ended June 30, 2006 compared to the six months ended June 30, 2005, or approximately 250%. The increase in net income can be attributed to continued increases in interest-earning assets and the increase in other income discussed above.
     Forward-Looking Statements
     This report contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. “Forward-looking statements,” which are based on certain assumption and describe future plans, strategies and expectations of the Company, may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements, include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for commercial, mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect our financial results, is included in our other filings with the Securities and Exchange Commission.
Item 3. Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal control over financial reporting during the second quarter of 2006 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any material legal proceedings other than ordinary routine litigation incidental to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 1, 2005 the Company’s bank subsidiary reorganized into a holding company structure in accordance with a merger agreement and plan of reorganization dated February 1, 2005 between the Registrant, Mountain Valley Community Bank and MVCB Interim Corporation (the “Reorganization Agreement”). Pursuant to the terms of the Reorganization Agreement, the Company issued 1,276,632 shares of its common stock and assumed warrants and options to purchase 659,799 shares of common stock. During the second quarter of 2006, 8,713 shares of the Company’s common stock were issued in connection with the exercise of warrants or options that were assumed pursuant to the Reorganization Agreement. These shares were issued pursuant to an exemption from registration provided by Section 3(a)(12) of the Securities Act of 1933, which generally provides an exemption for any equity security issued in connection with the acquisition by a holding company of a bank if certain conditions are satisfied.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of shareholders was held on May 11, 2006. At the meeting, the following matters were submitted to a vote:
     (1) Proposal One — Election of four Class II Directors

Name	Votes For	Votes Against	Abstain
C. Lamar Black	831,868	0	0
Joel R. Campbell	831,868	0	0
Marc J. Greene	831,868	0	0
June W. Parks	831,868	0	0
Item 5. Other Information
     None.
Item 6. Exhibits
     The following exhibits are included with this report:

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN VALLEY BANCSHARES, INC.

Date: August 14, 2006	/s/ Marc J. Greene Marc J. Greene
President and CEO

Date: August 14, 2006	/s/ Rachel Marshall Rachel Marshall
Chief Financial Officer