Form 10QSB
period 2006-09-30
MOUNTAIN VALLEY BANCSHARES INC
filed 2006-11-14
CIK 1276939

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _________ to _________
Commission File Number: 333-134006
MOUNTAIN VALLEY BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Georgia	02-0714526

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of November 1, 2006: 1,566,848; no par value.

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$2,886,407	$1,175,092
Interest-bearing deposits in banks	—	—
Federal funds sold	265,000	2,222,000
Securities available for sale, at fair value	14,174,543	7,967,949
Securities held-to-maturity	1,496,172	1,493,701
Federal home loan bank stock, at cost	262,600	132,100
Loans, net	81,075,169	59,284,542
Premises and equipment, net	2,283,101	2,341,178
Accrued interest receivable	748,940	407,159
Foreclosed assets	0	—
Other assets	66,241	24,138

	$103,258,173	$75,047,659

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$5,531,640	$4,254,589
Interest-bearing	75,808,533	60,623,819

Total deposits	81,340,173	64,878,408
Other borrowings	9,480,738	1,297,924
Other liabilities	409,555	582,456

Total liabilities	91,230,466	66,758,788

Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.00; 6,250,000 shares authorized; 1,482,747 and 1,280,962 shares issued and outstanding	—	—
Paid-in capital	13,010,910	10,198,631
Retained earnings	(931,614)	(1,728,751)
Accumulated other comprehensive loss	(51,589)	(181,009)
Total stockholders’ equity	12,027,707	8,288,871

	$103,258,173	$75,047,659

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended September 30,
	2006	2005
Interest income
Interest and fees on loans	$1,803,436	$989,511
Interest on taxable securities	138,892	86,238
Interest on nontaxable securities
Interest on federal funds sold	19,354	4,503
Interest on deposits in other banks	2,846	4,269

	1,964,528	1,084,521

Interest expense
Interest on deposits	888,133	432,117
Interest on other borrowings	71,055	17,244

	959,188	449,361

Net interest income	1,005,340	635,160
Provision for loan losses	60,000	147,000

Net interest income after provision for loan losses	945,340	488,160

Noninterest income
Service charges on deposit accounts	4,648	3,921
Other service charges, commissions and fees	44,834	33,079
Mortgage origination fees	23,642	20,840
Other	30	429

	73,154	58,269

Noninterest expense
Salaries and employee benefits	446,117	282,375
Equipment	47,300	44,971
Occupancy	36,868	40,974
Advertising and marketing	31,612	12,085
Legal and accounting	23,858	23,598

	Three Months Ended September 30,
	2006	2005
Telephone	7,358	8,877
Supplies	14,899	18,723
Data processing fees	67,917	44,816
Other operating	61,739	49,386

	737,668	525,805

Income before income taxes	280,826	20,624

Applicable income taxes	—	—

Net income	$280,826	$20,624

Basic earnings per share	$0.21	$0.02

Diluted earnings per share	$0.18	$0.02

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Three Months Ended September 30,
	2006	2005
Net income	$280,826	$20,624

Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during period	166,928	(55,296)

Total other comprehensive income (loss)	166,928	(55,296)

Comprehensive income (loss)	$447,754	$(34,672)

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Interest income

Interest and fees on loans	$4,774,001	$2,331,860
Interest on taxable securities	314,363	260,506
Interest on nontaxable securities
Interest on federal funds sold	31,554	12,007
Interest on deposits in other banks	11,887	26,636

	5,131,805	2,631,009

Interest expense
Interest on deposits	2,214,183	1,053,638
Interest on other borrowings	164,589	32,298

	2,378,772	1,085,936

Net interest income	2,753,033	1,545,073
Provision for loan losses	196,000	474,000

Net interest income after provision for loan losses	2,557,033	1,071,073

Noninterest income
Service charges on deposit accounts	13,125	9,508
Other service charges, commissions and fees	130,328	78,090
Mortgage origination fees	85,360	57,418
Other	878	688

	229,691	145,704

Noninterest expense
Salaries and employee benefits	1,131,289	873,192
Equipment	135,225	119,815
Occupancy	101,205	107,883
Advertising and marketing	104,873	53,401
Legal and accounting	79,660	69,028
Telephone	20,057	26,202

	Nine Months Ended September 30,
	2006	2005
Supplies	53,230	49,099
Data processing fees	194,735	113,218
Other operating	169,313	129,544

	1,989,587	1,541,382

Income before income taxes	797,137	(324,605)
Applicable income taxes	—	—

Net income	$797,137	$(324,605)

Basic earnings per share	$0.62	$(0.28)

Diluted earnings per share	$0.52	$(0.28)

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Net income	$797,137	$(324,605)

Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during period	129,420	(101,126)
Total other comprehensive income (loss)	129,420	(101,126)

Comprehensive income (loss)	$926,557	$(425,731)

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$797,137	$(324,605)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,760	142,565
Provision for loan losses	196,000	327,000
(Increase) decrease in interest receivable	(341,781)	(195,049)
Increase (decrease) in interest payable	11,047	61,389
Net other operating activities	(228,522)	64,136

Total adjustments	(212,496)	400,041

Net cash provided by operating activities	584,641	75,436

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	—	980,686
Purchases of securities available for sale	(7,607,436)	—
Proceeds from maturities of securities available for sale	1,530,062	154,891
Purchase of Federal home loan bank stock, net	(130,500)	(109,600)
(Increase) decrease in federal funds sold	1,957,000	460,000
(Increase) decrease in loans, net	(21,986,627)	(29,203,995)
Purchase of premises and equipment	(92,683)	(56,096)

Net cash provided by (used in) investing activities	(26,330,184)	(27,774,114)

FINANCING ACTIVITIES
Increase (decrease) in deposits	16,461,765	27,712,274
Increase in repurchase agreements	5,526,392	—
Proceeds from other borrowings	2,656,422	1,066,288
Repayment of other borrowings	—	—
Issuance of common stock, net	2,812,279	86,560

	Nine Months Ended September 30,
	2006	2005
Net cash provided by (used in) financing activities	27,456,858	28,865,122

Net increase in cash and due from banks	1,711,315	1,166,444
Cash and due from banks at beginning of year	1,175,092	750,415

Cash and due from banks at end of year	$2,886,407	$1,916,859

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2006
(UNAUDITED)

						Accumulated
					Unearned	Other
	Common Stock		Paid-in	Retained	ESOP	Comprehensive
	Shares	Par Value	Capital	Earnings	Shares	Income (Loss)	Total
Balance, December 31, 2005	1,280,962	$0	$10,198,631	$(1,728,751)	$—	$(181,009)	$8,288,871
Net income	—	—	—	797,137	—	—	797,137
Other comprehensive income (loss)	—	—	—	—	—	129,420	129,420
Issuance of common stock	201,785	—	2,812,279	—	—	—	2,812,279
Issuance of common stock, net	—	—	—	—	—	—	—
Unearned ESOP shares	—	—	—	—	—	—	—

Balance, September 30, 2006	1,482,747	$0	$13,010,910	$(931,614)	$0	$(51,589)	$12,027,707

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
The financial statements as of September 30, 2006 and for the three months and nine months ended September 30, 2006 and 2005 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto and the report of registered independent public accounting firm included in the Company’s Registration Statement on Form SB-2 (No. 333-123581), which was declared effective on August 8, 2006. The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.
The financial information included herein reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share-Based Payment, to account for compensation costs under its stock option plans. The adoption of SFAS No. 123(R) resulted in additional expense in the first nine months of 2006 of approximately $45,570, net of tax, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases, and cancellation of existing awards that may occur subsequent to the date of adoption of this standard.
     In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plans equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards for the period ended September 30, 2005 (in thousands, except per share amounts).

Nine
Months Ended
September 30, 2005
Net loss as reported	$(324,605)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	57,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects

Nine
Months Ended
September 30, 2005
Proforma net loss including stock-based compensation cost based on fair-value method	(381,605)

Earnings per share:
Basic — as reported	$(0.28)
Basic — proforma	$(0.33)

Diluted — as reported	$(0.28)
Diluted — proforma	$(0.33)
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
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Nine Months Ended September 30, 2006
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$797,137
Basic EPS
Income available to common shareholders	797,137	1,283,799	$0.62
Effect of dilutive securities
Options		258,200	(0.10)

Diluted EPS
Income available to common shareholders and assumed conversions	$797,137	1,541,999	$0.52

	For the Nine Months Ended September 30, 2005
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net loss	$(324,605)
Basic EPS
Loss available to common shareholders	(324,605)	1,140,560	$(0.28)

For the Nine Months Ended September 30, 2005
Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Effect of dilutive securities
Options		—	—

Diluted EPS
Loss available to common shareholders and assumed conversions	$(324,605)	1,140,560	$(0.28)

	For the Three Months Ended September 30, 2006
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$280,826
Basic EPS
Income available to common shareholders	280,826	1,320,833	$0.21
Effect of dilutive securities
Options		257,625	(0.03)

Diluted EPS
Income available to common shareholders and assumed conversions	$280,826	1,578,458	$0.18

	For the Three Months Ended September 30, 2005
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$20,624
Basic EPS
Income available to common shareholders	20,624	1,271,518	$0.02

Effect of dilutive securities
Options		81,109	0.00

Diluted EPS
Income available to common shareholders and assumed conversions	$20,624	1,352,627	$0.02

For the nine months ended September 30, 2005, we excluded from our nine months per share calculation all common stock equivalents because their effect on loss per share was anti-dilutive. These common stock equivalents included stock options granted to employees of the company.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this new standard to have a material effect on the Bank’s results of operations or financial position.
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this new standard on our Consolidated Financial Statements.
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
The Bank uses the same credit policies for these off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. At September 30, 2006, the Bank had outstanding commitments approximating $16.5 million.
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
     In August 2006 we commenced an offering of up to 800,000 shares for $15.00 per share. We intend to use the net proceeds of this offering to fund our growth, including our possible expansion into high growth areas in Northern Georgia. Among other things, we intend to seek regulatory approval to open a stand-alone subsidiary bank in Jackson County, Georgia. If we open a new bank we expect to have to contribute a substantial amount of capital into the new bank. Specifically, we intend to seek regulatory approval to open the new bank with between $5-7 million in capital, although our banking regulators may require a higher level of capital. If we are unable or choose not to open a stand-alone bank in Jackson County then we may decide to open a branch of our existing bank in that location.
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
Results of operations
     The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results for the three-month and nine-month periods ended September 30, 2006 and 2005.
     Financial condition
     Our total assets grew 37.6% during the first nine months of 2006 to $103.3 million. Deposit growth of $16.5 million was invested in loans, which increased by $21.8 million. Federal funds sold decreased due to these funds being utilized to also fund loans. Other borrowings increased $8.2 million due to the Bank entering into a structured repurchase agreement that is secured with securities that were purchased at the time of this transaction.
     Our loan to deposit ratio increased to 99.7% at September 30, 2006 from 91.2% at December 31, 2005. The increase in this ratio is due to the significant loan growth in the first three quarters of 2006. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth. Stockholders’ equity has increased by $3.7 million due primarily to net income of $797,000 and proceeds from the sale of common stock of $2.8 million.
     Liquidity
     We consider our liquidity to be adequate to meet operating and loan funding requirements at September 30, 2006. At September 30, 2006, the liquidity ratio (i.e. cash, short-term assets, marketable assets, available lines of credit divided by deposits and other borrowings) was approximately 15.5% and the loan to deposit ratio, as noted above, was approximately 99.7%. In general, we expect our liquidity ratio to increase as we collect cash from the sale of common stock in our ongoing offering and then to decrease as this cash is invested in loans and other investments. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities should increase earnings potential.

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

	Actual
			Regulatory
			Minimum
	Consolidated	Bank	Requirement
Leverage capital ratios	10.97%	9.36%	4.00%
Risk-based capital ratios:
Tier one capital	12.74%	10.87%	4.00%
Total capital	13.88%	12.00%	8.00%
     We expect that these will temporarily increase as we sell stock in our ongoing offering and then return to lower levels as this cash is invested in loans and other investments. We have obtained a total of $8 million lines of credit with three correspondent banks. These lines of credit can be accessed as needed for liquidity and subsidiary capital needs. We also a $3 million secured line of credit with one correspondent bank and $3.4 million in available funding with the Federal Home Loan Bank.
     Net interest income
     Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense).
     Our net interest income during the third quarter of 2006 was $1,005,300, which represented an increase of $370,200 as compared to the same period in 2005. The increase in net interest income is due primarily to an increase in the average balance of loans outstanding. Our yield on interest earning assets was 8.33% and 6.83% for the three months ended September 30, 2006 and 2005, respectively. The cost of interest bearing liabilities was 4.55% and 3.27% for the three months ended September 30, 2006 and 2005, respectively. Our net interest margin was 3.78% during the third quarter of 2006 as compared to 3.56% for the third quarter of 2005.
     Our net interest income during the first nine months of 2006 was $2,753,000, which represented an increase of $1,207,600 as compared to the same period in 2005. The increase in net interest income is due primarily to an increase in the average balance of loans outstanding. Our yield on interest earning assets was 8.13% and 6.50% for the nine months ended September 30, 2006 and 2005, respectively. The cost of interest bearing liabilities was 4.25% and 3.14% for the nine months ended September 30, 2006 and 2005, respectively. Our net interest margin was 3.89% during the first nine months of 2006 as compared to 3.35% for the first nine months of 2005.
     Provision for loan losses
     The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, non-performing and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $196,000 was made during the nine-month period ending September 30, 2006 based upon this evaluation process. The allowance for loan loss as a percentage of total loans was 1.18% at September 30, 2006 compared to 1.16% at June 30, 2006. Management believes the allowance for loan loss is adequate to meet any potential losses in the loan portfolio.

     At September 30, 2006 and 2005, non-accrual, past due and restructured loans were as follows:

	September 30,
	2006	2005
	(Dollars in thousands)
Total non-accruing loans	$32	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$0	$0
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	$0	$0
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	$0	$0
     Non-accrual loans have increased from $0 to $32,000 during the nine months of 2006 while past due loans greater than 90 days and still accruing have remained at zero. Net charge-offs increased by $27,000 for the nine months ended September 30, 2006 as compared to the corresponding period in 2005. Net charge-offs decreased by $23,000 for the three months ended September 30, 2006 as compared to the corresponding period in 2005. Net charge-offs as a percentage of average loans outstanding were 0.13% for the nine months ended September 30, 2006 compared to net charge-offs as a percentage of average loans outstanding of 0.15% for the same period in 2005. Net charge-offs as a percentage of average loans outstanding were .03% for the three months ended September 30, 2006 compared to net charge-offs as a percentage of average loans outstanding of .04% for the same period in 2005.
     Non-interest income
     Non-interest income increased by $84,000 for the nine-month period ended September 30, 2006 as compared to the same period in 2005. This increase was primarily the result of increases in various fees due to the growth of the company.
     Non-interest income increased by $15,000 for the three-month period ended September 30, 2006 as compared to the same period in 2005. This increase was primarily the result of increases in various fees due to the growth of the company.
     Non-interest expense
     Other expenses increased by $448,000 for the nine-month period ended September 30, 2006 as compared to the same period in 2005. The increases are due to increased salaries and employee benefits of $258,000, increased data processing expenses of $82,000, and increased advertising and marketing expenses of $51,000. Salaries and employee benefits have increased due to the stock option expense, annual salary increases, and the staffing of our Jackson County loan production office. Data processing expense has increased due to the growth of the Bank. Advertising and marketing expense has increased due to the travel club kickoff.
     Other expenses increased by $212,000 for the three-month period ended September 30, 2006 as compared to the same period in 2005. The increases are due to increased salaries and employee benefits of $164,000, increased data processing expenses of $23,000, and increased advertising and marketing expenses of $20,000. Salaries and employee benefits have increased due to the stock option expense, annual salary increases, and the staffing of our Jackson County loan production office. Data processing expense has increased due to the growth of the Bank. Advertising and marketing expense increases are generally due to the increased size of the Bank.
     Net income
     Net income increased by $260,000 for the three-month period ended September 30, 2006 compared to the three months ended September 30, 2005, or approximately 1262%. The increase in net income can be attributed to continued increases in interest-earning assets and the increase in other income discussed above.

     Net income increased by $1,121,000 for the nine-month period ended September 30, 2006 compared to the nine months ended September 30, 2005, or approximately 346%. The increase in net income can be attributed to continued increases in interest-earning assets and the increase in other income discussed above.
Item 3. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the Company’s internal control over financial reporting during the third quarter of 2006 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any material legal proceedings other than ordinary routine litigation incidental to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 1, 2005 the Company’s bank subsidiary reorganized into a holding company structure in accordance with a merger agreement and plan of reorganization dated February 1, 2005 between the Registrant, Mountain Valley Community Bank and MVCB Interim Corporation (the “Reorganization Agreement”). Pursuant to the terms of the Reorganization Agreement, the Company issued 1,276,632 shares of its common stock and assumed warrants and options to purchase 659,799 shares of common stock. During the third quarter of 2006, 5,812 shares of the Company’s common stock were issued in connection with the exercise of warrants or options that were assumed pursuant to the Reorganization Agreement. These shares were issued pursuant to an exemption from registration provided by Section 3(a)(12) of the Securities Act of 1933, which generally provides an exemption for any equity security issued in connection with the acquisition by a holding company of a bank if certain conditions are satisfied.
     As disclosed above, in August 2006 the Company commenced an offering of up to 800,000 shares of common stock for $15.00 per share. The effective date of the registration statement covering the offering was August 7, 2006 (SEC File No. 333-134006) and the offering commenced promptly thereafter. The Company is selling the shares directly on a best-efforts basis without an underwriter. Through October 1, 2006, the Company had sold 192,007 shares for aggregate proceeds of $2,880,105. Expenses of the offering through October 1, 2006, which consist of legal, accounting, printing, marketing and other miscellaneous expenses, have been approximately $28,100. None of these expenses were paid to directors or officers of the Company or their associates. To date, 100% of the net offering proceeds have been used for working capital purposes, including the making of loans.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the third quarter of 2006.
Item 5. Other Information
     None.

Item 6. Exhibits
     The following exhibits are included with this report:

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN VALLEY BANCSHARES, INC.
Date: November 13, 2006	/s/ Marc J. Greene
Marc J. Greene
President and CEO

Date: November 13, 2006	/s/ Rachel Marshall
Rachel Marshall
Chief Financial Officer