Form 10KSB
period 2006-12-31
MOUNTAIN VALLEY BANCSHARES INC
filed 2007-04-12
CIK 1276939

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended: December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number: 333-134006
MOUNTAIN VALLEY BANCSHARES, INC.
(Exact name of small business issuer as specified in its charter)

Georgia	02-0714526

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
136 North Main Street, Cleveland, Georgia 30528
(Address of principal executive office)
(706) 348-6822
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
     Securities registered under Section 12(b) of the Exchange Act: None
     Securities registered under Section 12(g) of the Exchange Act: None
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act.      ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation 5-B continued in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     State issuer’s revenues for its most recent fiscal year. $7,549,602
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) __
     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2007 was $19,035,330.
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of February 28, 2007: 1,683,654; no par value.

i

A Warning About Forward-Looking Statements
     This document, including information incorporated by reference, contains forward-looking statements about the Mountain Valley Bancshares, Inc. and its subsidiaries which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance. The important factors we discuss in this report and identified in our other filings with the Securities and Exchange Commission and those presented elsewhere by our management from time to time could cause actual results to differ materially from those indicated by the forward-looking statements made in this document. These factors include:
•	further developments in our ongoing review of and efforts to resolve any problem credit relationships described in this report, which could result in, among other things, further downgrades of aforementioned loans, additional provisions to the loan loss reserve and the incurrence of other material non-cash and cash charges;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	inflation, interest rate, market and monetary fluctuations;

•	the timely development of and acceptance of our new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute our products and services for products and services of our competitors;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	the impact of technological changes;

•	acquisitions;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.
     We disclaim any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

PART I
Item 1. Description of Business
General
     Mountain Valley Bancshares, Inc. (the “Company”, “we” or “us”) was organized in 2004 as a Georgia corporation for the purpose of acquiring all of the common stock of Mountain Valley Community Bank, a Georgia bank which opened for business on May 4, 2004 (the “Bank”). On October 1, 2005 we became the sole shareholder of the Bank by virtue of a merger between the Bank and MVCB Interim Corporation, a wholly-owned subsidiary of ours that was created to facilitate the reorganization of the Bank into a holding company structure. We are a bank holding company within the meaning of the Bank Holding Company Act of 1956 and the Georgia Bank Holding Company Act.
     We were organized to facilitate our ability to serve our customers’ requirements for financial services. The holding company structure provides flexibility for expansion of our banking business through the possible acquisition of other financial institutions and the provision of additional banking-related services which a traditional commercial bank may not provide under present laws. We have no current plans to acquire any operating subsidiaries other than our existing bank. However, we may make acquisitions in the future if such acquisitions are deemed to be in the best interest of our shareholders. Any acquisitions will be subject to certain regulatory approvals and requirements.
     During 2004, as an organizational entity, the organizers of the Bank commenced a stock offering for the initial capitalization of the Bank. The offering was completed in 2004 with 1,012,000 shares of the Bank’s common stock being sold for $10 per share, raising capital of $10,120,000. The Bank charged $49,045 of issuance costs against these gross proceeds. We are currently selling stock in a public offering pursuant to a registration statement that was declared effective by the Securities and Exchange Commission on August 8, 2006. We are offering a total of 800,000 shares at $15.00 per share. As of January 31, 2007 we had sold 321,062 of these shares.
     Our executive office is located at 136 North Main Street, Cleveland, Georgia 30528. Our telephone number is (706) 348-6822. The Bank’s main office is also 136 North Main Street, Cleveland, Georgia 30528. In the fall of 2006 we opened a loan production office in Jefferson, Georgia. We are in the process of submitting for approval of a trade name bank in Jackson County. We are also seeking to open a full service branch in Clermont, Georgia and have received preliminary approval for such branch.
     The principal business of the Bank is to accept deposits from the public and to make loans and other investments. The Bank’s principal source of funds for the Bank’s loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal or NOW accounts), amortization and prepayments of loans and borrowings. The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments and service charges. The principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on other borrowings, employee compensation, office expenses and other overhead expenses.
Market Area
     Our primary service area is White County, Georgia. The Bank, however, also serves the adjacent counties, or parts thereof, of Lumpkin, Hall, and Habersham to a lesser extent. The industrial makeup of our market area is very diverse with no one industry making up more than 20% of the market.
     In 2006, the Bank opened a loan production office in Jackson County, which expanded our market area to not only Jackson but to the adjacent counties as well, including Northern Gwinnett, Clark, Barrow and Banks Counties. The primary industry in the Jackson County market is manufacturing and distribution. Service and government is the second largest employer in the Jackson County market.

Industry and Competition
     Our service area covers various counties located in the Northeastern part of Georgia including White, Lumpkin, Hall, Habersham and Jackson Counties. Our marketing strategy emphasizes our local nature and involvement in the communities located in our service area. Over the last 10 years numerous interstate acquisitions involving Georgia-based financial institutions have been announced or consummated. Though interstate banking has resulted in significant changes in the structure of financial institutions in the southeastern region, including the Bank’s service areas, management does not feel that such changes have had or will have a significant impact upon our operations.
     The Bank encounters vigorous competition from other commercial banks, savings and loan associations and other financial institutions and intermediaries in its service areas. The Bank competes with other banks in its primary service area in obtaining new deposits and accounts, making loans, obtaining branch banking locations and providing other banking services. The Bank also competes with savings and loan associations and credit unions for savings and transaction deposits, time deposits and various types of retail and commercial loans.
     The Bank must compete with other financial intermediaries, including mortgage banking firms and real estate investment trusts, small loan and finance companies, insurance companies, credit unions, leasing companies and certain government agencies. Competition exists for time deposits and, to a more limited extent, demand and transaction deposits offered by a number of other financial intermediaries and investment alternatives, including money market mutual funds, brokerage firms, government and corporate bonds and other securities.
     Competition for banking services in the State of Georgia is not limited to institutions headquartered in the State. A number of large interstate banks, bank holding companies and other financial institutions and intermediaries have established loan production offices, small loan companies and other offices and affiliates in the State of Georgia. Many of the interstate financial organizations that compete in the Georgia market engage in regional, national or international operations and have substantially greater financial resources than we do.
     We expect that competition will remain intense in the future due to state and federal laws and regulations, and the entry of additional bank and non-bank competitors in our markets.
Internet Website
     We maintain a website at www.MVCBank.com. The information contained on that website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-KSB.
Types of Loans
     Below is a description of the principal categories of loans we make through our banking subsidiary and the relative risks involved with each category.
     Commercial Real Estate
     We grant loans to borrowers secured by commercial real estate located in our market area. In underwriting these type loans we consider the historic and projected future cash flows of the real estate. We make an assessment of the physical condition and general location of the property and the effect these factors will have on its future desirability from a tenant standpoint. We will lend up to a maximum 85% loan to value ratio and require a minimum debt coverage ratio of 1.20% or other compensating factors.
     Commercial real estate lending offers some risks not found in traditional residential real estate lending. Repayment is dependent upon successful management and marketing of properties and on the level of expense necessary to maintain the property. Repayment of these loans may be adversely affected by conditions in the real estate market or the general economy. Also, commercial real estate loans typically involve relatively large loan balances to single borrowers. To mitigate these risks, we monitor our loan concentration and loans are audited by a third party auditor. This type loan generally has a shorter maturity than other loan types, which gives us an opportunity to reprice, restructure or decline to renew the credit. As with other loans, all commercial real estate loans are graded depending upon strength of credit and performance. A lower grade will bring increased scrutiny by management and the board of directors.
     Construction and Development Loans
     We make residential construction and development loans to customers in our market area. Loans are granted for both speculative projects and those being built with end buyers already secured. We will only lend money to finance speculative projects when we are confident, based on all of the particular facts and circumstances, that the borrower will be able to repay the loan without relying on the real estate collateral. In other words, while we will take a security interest in the project in an abundance of caution, we will only extend credit to fund speculative projects if the financial strength of the borrower supports repayment outside of the collateral. Loans for speculative projects make up less than 10% of our construction and development loans. This type loan is subject primarily to market and general economic risk caused by inventory build-up in periods of economic prosperity. During times of economic stress this type loan has typically had a greater degree of risk than other loan types. Unlike other types of loans, these loans are also subject to risks related to construction delays that may be caused by weather or other factors. To mitigate that risk, the board of directors and management reviews the entire portfolio on a monthly basis. The percentage of our portfolio being built on a speculative basis is tracked very closely. On a quarterly basis the portfolio is segmented by market area to allow analysis of exposure and a comparison to current inventory levels in these areas. Loan policy also provides for limits on speculative lending by borrower and by real estate project.
     Commercial and Industrial Loans
     We make loans to small- and medium-sized businesses in our primary trade area for purposes such as new or upgrades to plant and equipment, inventory acquisition and various working capital purposes. Commercial loans are granted to borrowers based on cash flow, ability to repay and degree of management expertise. This type loan may be subject to many different types of risk, which will differ depending on the particular industry a borrower is engaged in. General risks to an industry, or segment of an industry, are monitored by senior management on an ongoing basis. When warranted, individual borrowers who may be at risk due to an industry condition may be more closely analyzed and reviewed at a loan committee or board of directors level. On a regular basis, commercial and industrial borrowers are required to submit statements of financial condition relative to their business to us for review. These statements are analyzed for trends and the loan is assigned a credit grade accordingly. Based on this grade the loan may receive an increased degree of scrutiny by management up to and including additional loss reserves being required.
     Commercial and industrial loans will usually be collateralized. Generally, business assets are used and may consist of general intangibles, inventory, equipment or real estate. Collateral is subject to risk relative to conversion to a liquid asset if necessary as well as risks associated with degree of specialization, mobility and general collectability in a default situation. To mitigate this risk, collateral is underwritten to strict standards including valuations and general acceptability based on our ability to monitor its ongoing health and value.
     Consumer Loans
     We offer a variety of loans to retail customers in the communities we serve. Consumer loans in general carry a moderate degree of risk compared to other loans. They are generally more risky than traditional residential real estate loans but less risky than commercial loans. Risk of default is usually determined by the well being of the national and local economies. During times of economic stress there is usually some level of job loss both nationally and locally, which directly affects the ability of the consumer to repay debt. Risk on consumer loans is generally managed though policy limitations on debt levels consumer borrowers may carry and limitations on loan terms and amounts depending upon collateral type.
     Various types of consumer loans include the following:
•	Home equity loans – open and closed end;

•	Automobile, RV and boat financing;

•	Loans secured by deposits;

•	Overdraft protection lines; and

•	Secured and unsecured personal loans.
     The various types of consumer loans all carry varying degrees of risk. Loans secured by deposits carry little or no risk and in our experience have had a zero default rate. Home equity lines carry additional risk because of the increased difficulty of converting real estate to cash in the event of a default. However, underwriting policy provides mitigation to this risk in the form of a maximum loan to value ratio of 90% on a collateral type that has historically appreciated in value. We also require the customer to carry adequate insurance coverage to pay all mortgage debt in full if the collateral is destroyed. Vehicle financing carries additional risks over loans secured by real estate in that the collateral is declining in value over the life of the loan and is mobile. Risks inherent in vehicle financing are managed by matching the loan term with the age and remaining useful life of the collateral to ensure the customer always has an equity position and is never “upside down.” Collateral is protected by requiring the customer to carry insurance showing the bank as loss payee. We also have a blanket policy that covers us in the event of a lapse in the borrower’s coverage and also provides assistance in locating collateral when necessary. Secured personal loans carry additional risks over the previous types in that they are generally smaller and made to borrowers with somewhat limited financial resources and credit histories. These loans are secured by a variety of collateral with varying degrees of marketability in the event of default. Risk on these types of loans is managed primarily at the underwriting level with strict adherence to debt to income ratio limitations and conservative collateral valuations. Overdraft protection lines and other unsecured personal loans carry the greatest degree of risk in the consumer portfolio. Without collateral, we are completely dependent on the commitment of the borrower to repay and the stability of the borrower’s income stream. Again, primary risk management occurs at the underwriting stage with strict adherence to debt to income ratios, time in present job and in industry and policy guidelines relative to loan size as a percentage of net worth and liquid assets.
Unsecured Loans
     The vast majority of our loans are secured by assets of the borrower. Occasionally, however, we will make commercial or consumer loans on an unsecured basis. These loans may be made when we believe that the financial strength of the borrower supports repayment without the need to look toward the collateral. As of December 31, 2006 we had approximately $971,000 in unsecured loans, which represented 11.7% of our commercial and consumer loan portfolio and 1.1% of our total loan portfolio. As of December 31, 2005 we had approximately $676,000 in unsecured loans, which represented 11.9% of our commercial and consumer loan portfolio and 1.1% of our total loan portfolio.
Loan Participations
     We sell loan participations in the ordinary course of business when an originated loan exceeds its legal lending limit as defined by state banking laws. These loan participations are sold to other financial institutions without recourse. As of December 31, 2006, we had sold a total of $6.5 million in loan participations for an amount that equaled 7.7% of the total loans on that date.
     We also purchase loan participations from time to time from other banks in the ordinary course of business, usually without recourse. Purchased loan participations are underwritten in accordance with our loan policy and represent a source of loan growth to us. Although the originating financial institution provides much of the initial underwriting documentation, management is responsible for the appropriate underwriting, approval and the on-going evaluation of the loan. One risk associated with purchasing loan participations is that we often rely on information provided by the selling bank regarding collateral value and the borrower’s capacity to pay. To the extent this information is not accurate, we may experience a loss on these participations. Otherwise, we believe that the risk related to purchased loan participations is consistent with other similar type loans in the loan portfolio. If a purchased loan participation defaults, we usually have no recourse against the selling bank but will take other commercially reasonable steps to minimize our loss. As of December 31, 2006, we had purchased $13.3 million in loan participations. The total principal amount of these participations comprised 15.7% of our total loan portfolio on December 31, 2006.

Management’s Policy for Determining the Loan Loss Allowance
     The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. In calculating the adequacy of the loan loss allowance, management evaluates the following factors:
•	The asset quality of individual loans.

•	Changes in the national and local economy and business conditions/development, including underwriting standards, collections, charge off and recovery practices.

•	Changes in the nature and volume of the loan portfolio.

•	Changes in the experience, ability and depth of the lending staff and management.

•	Changes in the trend of the volume and severity of past dues and classified loans; and trends in the volume of non-accrual loans, troubled debt restructurings and other modifications.

•	Possible deterioration in collateral segments or other portfolio concentrations.

•	Historical loss experience (when available) used for pools of loans (i.e. collateral types, borrowers, purposes, etc.).

•	Changes in the quality of our loan review system and the degree of oversight by the bank’s board of directors.

•	The effect of external factors such as competition and the legal and regulatory requirement on the level of estimated credit losses in our current loan portfolio.

•	Off-balance sheet credit risks.
These factors are evaluated at least quarterly and changes in the asset quality of individual loans are evaluated more frequently and as needed.
     All of our loans are assigned individual loan grades when underwritten. Following guidelines promulgated by the FDIC and the State of Georgia Department of Banking and Finance, we have established minimum general reserves based on the asset quality grade of the loan. General reserve factors applied to each rating grade are based upon management’s experience and common industry and regulatory guidelines.
     After a loan is underwritten and booked, loans are monitored or reviewed by the account officer, management, and external loan review personnel during the life of the loan. Payment performance is monitored monthly for the entire loan portfolio; account officers contact customers during the course of business and may be able to ascertain if weaknesses are developing with the borrower; external loan personnel perform an independent review annually and federal and state banking regulators perform periodic reviews of the loan portfolio. If weaknesses develop in an individual loan relationship and are detected then the loan is downgraded and higher reserves are assigned based upon management’s assessment of the weaknesses in the loan that may affect full collection of the debt. If a loan does not appear to be fully collectible as to principal and interest then the loan is recorded as a non-accruing loan and further accrual of interest is discontinued while previously accrued but uncollected interest is reserved against income. If a loan will not be collected in full then the allowance for loan losses is increased to reflect management’s estimate of potential exposure of loss.
     Our net loan losses to average total loans were 0.13% and 0.12% for the years ended December 31, 2006 and 2005, respectively. Historical performance is not an indicator of future performance and future results could differ materially. However, management believes that based upon historical performance, known factors, management’s judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

     Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.
     While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.
Management’s Policy for Investing in Securities
     Funds that are not otherwise needed to meet our loan demand may be invested in accordance with our investment policy. The purpose of the investment policy is to provide a guideline by which these funds can best be invested to earn the maximum return, yet still maintain sufficient liquidity to meet fluctuations in our loan demand and deposit structure. Our investment policy adheres to the following objectives:
•	Provide an investment medium for funds which are not needed to meet loan demand or deposit withdrawal.

•	Optimize income generated from the investment account consistent with the stated objectives for liquidity and quality standards.

•	Meet regulatory standards.

•	Provide collateral which the financial institution is required to pledge against public monies.

•	Provide an investment medium for funds which may be needed for liquidity purposes.

•	Provide an investment medium which will balance market and credit risk for other assets and our liability structure.
Our investment securities consist primarily of obligations of the United States or its agencies.
Deposit Services
     We seek to establish and maintain solid core deposits, including checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, we employ an aggressive marketing plan for our market, and feature a broad product line and competitive services. The primary sources of deposits are residents of, and businesses and their employees located within our market. We obtain these deposits primarily through personal solicitation by our officers and directors, direct mail solicitations, radio advertisements during peak driving times, and advertisements published in the local media. We generate deposits by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits, certificates of deposit, retirement accounts and other legally permitted deposit or funds transfer services that may be offered to remain competitive in the market. In addition, we focus on a travel club for our clientele that draws additional deposits.
Other Banking Services
     We provide traveler’s checks, direct deposit of payroll and social security checks, and automatic transfers for various accounts. We are also associated with a shared network of automated teller machines that our customers are able to use throughout Georgia and other regions. We offer MasterCard® and VISA® credit card services through a correspondent bank as our agent.

New Products and Services
     We recently added remote deposit and branch capture. Remote deposit allows business customers to scan checks at their business and make their deposits remotely. Branch capture allows the bank to scan checks and send our proof work over the internet. This allows the Bank to eliminate the daily cutoff time for proof work. It also allows us to reduce the need for a courier to come daily.
Marketing and Advertising
     Our target customers are the residents and the small businesses and their employees located within our market area. We emphasize our local ownership and management in providing banking services to these customers. We use a comprehensive marketing approach including logo, brochures, advertising in various media such as newspapers, radio, billboards and a website. Additionally, we sponsor community activities on an active, ongoing basis, various give-away programs, and a travel club for customers that has no age qualifying factors.
Employees
     At December 31, 2006, the Bank had 28 employees of whom 25 were full-time. We do not have any employees at the holding company level who are not also employees of the Bank. Our employees are not represented by any collective bargaining group. Management considers our employee relations to be good.
Supervision and Regulation
     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussions describes the material elements of the regulatory framework that applies to us.
     Mountain Valley Bancshares
     Since we own all of the capital stock of the Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, we are primarily subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the “GDBF”) also regulates and monitors all significant aspects of our operations.
     Acquisition of Banks
     The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:
•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.
     Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the BHC Act, if adequately capitalized and adequately managed, we or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. As a result, no bank holding company may acquire control of us until after the third anniversary date of our bank’s incorporation.
     Change in Bank Control
     Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities and either:
•	the bank holding company has registered securities under Section 12 of the Exchange Act; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.
     Our common stock is not registered under Section 12 of the Exchange Act. The regulations also provide a procedure for challenging the rebuttable presumption of control.
     Permitted Activities
     A bank holding company is generally permitted under the BHC Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:
•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.
     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking includes:
•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.
     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.
     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:
•	lending, trust and other banking activities;

•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	providing financial, investment, or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.
     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of ours must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve within 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.
     Support of Subsidiary Institutions
     Under Federal Reserve policy, we are expected to act as a source of financial strength for our bank and to commit resources to support the bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to our bank will be repaid in full. In the unlikely event of our bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
     Mountain Valley Community Bank
     The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

     Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.
     Branching
     Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable state (the foreign state). Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.
     Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, unless Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.
     Prompt Corrective Action
     The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2006, the Bank qualified for the well-capitalized category.
     Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon he capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.
     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.
     FDIC Insurance Assessments
     The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund on March 31, 2006. The Bank is a member of the Deposit Insurance Fund and therefore pays deposit insurance assessments to the Deposit Insurance Fund.

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance fund. Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.
     In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0124% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.
     Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
     Community Reinvestment Act
     The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC will evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an “outstanding” rating, once every 48 months if we receive a “satisfactory” rating and as needed if our rating is “less than satisfactory”. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.
     Other Regulations
     Interest and other charges collected or contracted for by the Bank are subject to state usury laws, and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.
     The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:
•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provisions of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
     In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency (the “OCC”) issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the OCC preempts GAFLA as to national banks. Therefore, the bank is exempt from the requirements of GAFLA.
     The deposit operations of the Bank are subject to:
•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
     Capital Adequacy
     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of the holding company) and the FDIC (in the case of the Bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since our consolidated total assets are less than $150 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.
     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.
     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2006 our consolidated ratio of total capital to risk-weighted assets was 17.50% and the ratio of Tier 1 Capital to risk-weighted assets was 16.33%.
     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other banking holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, our leverage ratio was 13.45%. The guidelines also provide that the bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.
     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.
     Payment of Dividends
     We are a legal entity separate and distinct from our bank subsidiary. The principal sources of our cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to us. Statutory and regulatory limitations apply to the Bank’s payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.
     The GDBF also regulates our bank’s dividend payments and must approve dividend payments that would exceed 50% of our bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.
     At December 31, 2006, the Bank could not pay us cash dividends without prior regulatory approval.
     Restrictions on Transactions with Affiliates
     We are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:
•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.
     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Our bank must also comply with other provisions designed to avoid the taking of low-quality assets.
     We are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.
     The Bank is also subject to restrictions on extensions of credit to use its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

     Privacy
     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.
     Consumer Credit Reporting
     On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act (the “FAIR Act”), amending the federal Fair Credit Reporting Act (the “FCRA”). These amendments to the FCRA (the “FCRA Amendments”) became effective in 2004.
     The FCRA Amendments include, among other things:
•	requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud.

•	for entities that furnish information to consumer reporting agencies (which would include our bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.
     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because no affiliate of ours is currently sharing consumer information with any other affiliate for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on us.
     Anti-Terrorism and Money Laundering Legislation
     Our bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.
     Proposed Legislation and Regulatory Action
     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Item 2. Description of Property
     We own our main office located at 136 North Main Street, Cleveland, Georgia. This location presently houses the administrative functions of both the Bank and the holding company.
     We currently lease office space for a loan production office at 22 South Public Square, Suite 22-B, Jefferson, Georgia. This lease expires July 31, 2007. We are looking for property in the Jackson County area to house a full service branch. When we open this location we will close the loan production office and move the personnel to the branch.
     We have received preliminary approval to open a new branch in the Clermont area within Hall County. A partnership owned and controlled by our directors has acquired the property for this new branch. We expect to enter into a lease for the real property on arms-length terms, although the specifics have not been determined. We expect to open this new branch in the second quarter of 2007.
Item 3. Legal Proceedings
     We are not subject to any pending legal proceedings other than routine proceedings that are incidental to our business.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.
PART II

Item 5.	Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities
Market Information
     There has not been an established trading market for our common stock, which has only been traded inactively in private transactions. Therefore, no reliable information is available as to trades of the common stock or as to the prices at which common stock has traded.
     Management has reviewed the limited information available as to the ranges at which our common stock has been sold. The following table sets forth two fiscal years. Because of the thin trading, the following data regarding the common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock. This information has been adjusted to reflect a 5-for-4 stock split on December 16, 2005.

	Number of shares traded	High selling price	Low selling price
2006:
First Quarter	5,416	$16.00	$14.00
Second Quarter	5,350	$15.75	$14.00
Third Quarter	187,023	$15.20	$14.00
Fourth Quarter	116,500	$15.00	$15.00

2005:
First Quarter	12,000	$12.80	$10.00
Second Quarter	10,000	$12.80	$8.00
Third Quarter	14,000	$13.60	$8.00
Fourth Quarter	7,683	$15.00	$8.00

Holders
     At December 31, 2006 we had 1,602,627 shares of common stock outstanding held by 486 shareholders of record. We also had outstanding warrants and options, as detailed below under “Equity Compensation Plan Information”.
Dividend Policy
     We have never declared or paid dividends and cannot assure that we will be able to pay dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, capital requirements, general business conditions, regulatory restrictions on the payment of dividends and other factors our board of directors deems relevant. Because the Bank has not earned a cumulative profit through December 31, 2006, it cannot pay cash dividends to us without prior regulatory approval. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us, as well as our payment of dividends to our shareholders. For a more complete discussion on the restrictions on dividends, see “Part I, Item 1, Supervision and Regulation – Payment of Dividends.”
Equity Compensation Plan Information
     The following table sets forth information relating to our outstanding warrants and options as of December 31, 2006.

	Number of
	common shares
	to be issued	Weighted-	Number of
	upon the	average exercise	common shares
	exercise of	price of	remaining
	outstanding	outstanding	available for
	options	options	future issuance
Equity compensation plans approved by security holders	156,455	$8.23	90,400

Equity compensation plans not approved by security holders*	262,500	$8.00	0

Total	418,955	$8.06	90,400

*	These consist of warrants originally issued by the Bank to its organizers and subsequently assumed by us in connection with the Bank’s reorganization into a holding company structure. The figures in the table do not include 211,550 shares that may be issued upon the exercise of warrants that were issued by the Bank to purchasers of common stock in connection with its initial offering of common stock (each purchaser of common stock in such offering having received one warrant for every five shares purchased) and assumed by us when the Bank reorganized into a holding company. Each of the subscriber warrants entitles the holder to purchase one share of our common stock for $8.00. All of the subscriber warrants expire by June 2007.
Use of Proceeds from Registered Securities
     In August 2006 we commenced an offering of up to 800,000 shares of common stock for $15.00 per share. The effective date of the registration statement covering the offering was August 7, 2006 (SEC File No. 333-134006) and the offering commenced promptly thereafter. We are selling the shares directly on a best-efforts basis without an underwriter. Through December 31, 2006, we had sold 290,037 shares for aggregate proceeds of $4,350,555. Expenses of the offering through December 31, 2006, which consist of legal, accounting, printing, marketing and other miscellaneous expenses, have been approximately $61,884. None of these expenses were paid to our directors or officers or their associates. To date, 100% of the net offering proceeds have been used for working capital purposes, including the making of loans.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction
Overview
     We were incorporated as a Georgia corporation to serve as the holding company for the Bank. The Bank is a state-chartered bank that commenced operations on May 4, 2004. Through our subsidiary, we have conducted a community-oriented commercial and retail banking business focused on serving the banking needs of individuals and small- to medium-sized businesses. We have grown rapidly, increasing from $43 million in total assets at December 31, 2004 to $75 million in total assets at December 31, 2005 and $106 million in total assets at December 31, 2006. We enjoyed our first monthly profit in August 2005 and our first quarterly profit in the third quarter of 2005.
     The following tables set forth selected measures of our financial performance and condition for the periods and dates indicated.

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Total Revenues (1)	$7,549,602	$4,094,764
Net Income (Loss)	$1,307,020	($180,170)

	At December 31,	At December 31,
	2006	2005
Total Assets	$106,203,180	$75,047,659
Total Loans (2)	$83,615,031	$59,284,542
Total Deposits	$82,434,894	$64,878,408

(1)	Total revenue equals interest income plus total non-interest income.

(2)	Total loans reported net of loan loss reserve and unearned income.
     The following is a discussion of our financial condition at December 31, 2006, 2005, and 2004 and the results of operations for the periods then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from the audited financial statements. Analysis of the results presented should be made with an understanding of our relatively short history. The following discussion should also be read in conjunction with our financial statements and related notes and the other financial data included elsewhere in this report.
Results of Operations
     Net Income
     2006 Compared to 2005. Net income was $1.3 million in 2006 compared to a loss of $180,000 in 2005. The increase in net income can be attributed to continued increases in interest-earning assets and the increase in other income as discussed below. We also recognized a $272,000 income tax benefit in 2006, which increased our net income.
     2005 Compared to 2004. For the year ended December 31, 2005, we recorded a net loss of $180,170. This compares to a net loss of $1,548,581 for the year ended December 31, 2004. The decrease in net loss in 2005 as compared with 2004 was primarily because of increases in interest-earning assets and liabilities which resulted in an increase in net interest income due to a full year of banking operations and a growing loan portfolio.
     Net Interest Income
     2006 Compared to 2005. Our net interest income in 2006 was $3.8 million, which represented an increase of approximately $1.5 million as compared to 2005. The increase in net interest income is due primarily to an increase in the average balance of loans outstanding. Our average yield on interest earning assets was 8.09% and 6.63% for the years ended December 31, 2006 and 2005, respectively. The average cost of interest bearing liabilities was 4.38% and 3.23% for the years ended December 31, 2006 and 2005, respectively. Our net interest margin was 4.26% for 2006 as compared to 3.90% for 2005. The following tables present further detail regarding the components of and changes in our net interest income.
2005 Compared to 2004. Net interest income was $2,287,967 for 2005, an increase of $1,902,334 or 493% over 2004’s net interest income of $385,633. The increase in net interest income is due to an increase of $42 million in average interest-earning assets, or an increase of 250%. During the same period, the increase in average interest-bearing liabilities was $37 million, an increase of 308%. The net interest margin increased during the year from 2.30% to 3.90%. Interest-earning assets typically reprice faster than interest-bearing liabilities; therefore, in the current situation, the net interest margin reflects past interest rate environments as well as the current rate environment. As the assets reprice, the net interest margin should gradually increase in a stable interest rate environment. Additionally, competition for loans and deposits has a direct effect on the net interest margin. The overall yield on average interest-earning assets increased by 227 basis points to 6.63% in 2005, and the rate paid on average interest-bearing liabilities increased 39 basis points to 3.23%, resulting in an increase in the interest rate spread of 188 basis points to 3.40%.
     The most significant increase in average interest-earning assets consisted of an increase of $39 million in total loans for the year ended December 31, 2005 compared to December 31, 2004. The average rates earned on interest-earning assets increased in 2005, as discussed previously. The most significant change was a 65 basis point increase in the yield on average loans in 2005 compared to 2004.
     Average interest-bearing demand and savings deposits were $29.2 million for 2005, an increase of $19.7 million or 206% over 2004’s level of $9.5 million. Average time deposits grew by $16.2 million during 2005 to $18.8 million. The average rate paid on these deposits in 2005 was 2.93% and 3.71% up from 2.80% and 3.02%, respectively, in 2004. The increase in the average rates paid for interest-bearing deposits is largely due to the increase in overall interest rate during 2005.
     Table 1: Average balances, interest income, and interest expense
     The following table contains condensed average balance sheets for the Bank for the years indicated. In addition, the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the related average interest rates, net interest spread and net yield on average interest earning assets are included.

	Analysis of Net Interest Income
	for the years ended December 31, 2006 and 2005
	2006			2005
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
Assets:
Deposits in banks	$155	$17	10.97%	$969	$30	3.10%
Taxable investment securities	12,383	513	4.14%	9,851	346	3.51%
Federal funds sold	957	44	4.60%	753	23	3.05%
Loans (1)	75,887	6,642	8.75%	47,091	3,491	7.41%
Allowance for loan losses	(922)			(646)
Cash and due from banks	2,006			924
Other assets	3,024			2,822

Total Assets	93,490			61,764

Total interest-earning assets	89,226	7,216	8.09%	$58,664	3,890	6.63%

Liabilities:
Noninterest-bearing demand	6,552			$3,867
Interest bearing demand and savings	27,357	937	3.43%	29,247	857	2.93%
Time	45,282	2,190	4.84%	18,822	699	3.71%

Total deposits	79,191	3,127	3.95%	51,936	1,556	3.00%
Other borrowings	5,196	287	5.52%	1,496	46	3.07%
Other liabilities	285			133
Shareholders’ equity	8,818			8,199

Total liabilities and shareholders’ equity	93,490			$61,764

Total interest-bearing liabilities	77,835	3,414	4.39%	$49,565	1,602	3.23%

Net interest income		3,802			$2,288

Net interest margin (2)			4.26%			3.90%
Net interest spread (3)			3.70%			3.40%

(1)	Interest income from loans includes total fee income of $325,405 and $284,410 for the years ended December 31, 2006 and 2005, respectively.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

(3)	Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
     Table 2: Rate and volume analysis
     The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by previous year rate); (2) change in rate (change in rate multiplied by previous year volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.
Analysis of changes in net interest income
for the years ended December 31, 2006 and 2005
(Dollars in thousands)

	2006 Compared to 2005
	Increase (decrease)
	due to change in
	Rate	Volume	Change
Income from interest-earning assets:
Interest and fees on loans	$1,017	$2,134	$3,151
Interest on taxable securities	78	89	167
Interest on Federal funds sold	16	7	23
Interest on deposits in banks	12	(27)	(15)

Total interest income	1,123	2,203	3,326

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	134	(54)	80
Interest on time deposits	510	981	1,491
Interest on Borrowings	127	114	241

Total interest expense	771	1,041	1,812

Net interest income	$352	$1,162	$1,514

     Provision for Loan Losses
     The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, non-performing and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $261,000 was made during 2006 based upon this evaluation process. The allowance for loan loss as a percentage of total loans was 1.21% at December 31, 2006 compared to 1.43% at December 31, 2005 and 1.26% at December 31, 2004. Management believes the allowance for loan loss is adequate to meet any potential losses in the loan portfolio.
     Other Income
     2006 Compared to 2005. Other income increased by $129,000 for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase was primarily the result of increases in various fees due to the growth of the company and mortgage origination fees.
     2005 Compared to 2004. Other income increased by $97,164 in 2005 to $205,079 from $108,915 in 2004. This increase was due to an increase in service charges on deposit accounts of $79,773, and an increase in mortgage income of $17,391. The increases are due primarily to our growth.
     Other Expenses
     2006 Compared to 2005. Other expenses increased by $755,000 from 2005 to 2006. The increases were due to increased salaries and employee benefits of $508,000, increased data processing expenses of $108,000, and increased advertising and marketing expenses of $51,000. Salaries and employee benefits have increased due to the number of full time equivalent employees increasing to 27 at December 31, 2006 from 20 at December 31, 2005 and to other annual salary increases. The increase in the number of employees is due primarily to the opening of the loan production office in Jackson County. The increase in data processing expenses is due to the increased volume and the bank implementing new technology. The increase in advertising and marketing is due to the increased advertising on billboards, radio and newspaper and the kickoff of our travel club.
      2005 Compared to 2004. Other expenses were $2,085,217 in 2005, representing an increase of $397,088 or 23.52% over 2004. Salaries and employee benefits increased by $287,776 or 32.12% for the year. The increase in salaries and employee benefits includes normal increases in salaries, group insurance, payroll taxes, and employee incentives. The number of full-time equivalent employees increased by 3 to 20 as of December 31, 2005. Equipment and occupancy expenses combined increased by $100,090, or 48.57%. The increase in equipment and occupancy expenses is not directly related to any one significant increase or change in operations. Other operating expenses increased by $9,222 during 2005. The largest increases have been in the categories of marketing ($17,879), legal and accounting fees ($51,243), and data processing expenses ($75,807). These expenses increased as a result of growth and were partially offset by a decrease in miscellaneous expenses.

Balance Sheet Review
     Total assets increased in 2006 by $31 million, or 42%. The most significant increase in assets came in the growth of the loan portfolio, which grew $24 million, or 41%. Total interest-earning assets increased by $30 million or 42% at December 31, 2006 from $71 million at December 31, 2005. We intend to keep a high ratio of interest-bearing assets to total assets to maximize profitability.
     Total deposits increased by $18 million or 27% to $82 million at December 31, 2006 from $65 million at December 31, 2005, which funded most of our asset growth. Non-interest-bearing demand deposits increased by $1.2 million, or 28%, interest-bearing deposits increased by $16 million, or 27%. The additional funding increase of $7.8 million came from two repurchase agreements, fed funds borrowed, and federal home loan bank borrowings.
     Our loan to deposit ratio increased to 97.3% at December 31, 2006 from 92.1% at December 31, 2005. The increase in this ratio is due to the significant loan growth in 2006. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth.
     Stockholders’ equity increased by $6 million during 2006 primarily due to net income of $1.3 million and proceeds from the sale of common stock of $4.5 million.
     Securities Portfolio
     We have a portfolio of various investment securities for liquidity and interest income. The securities portfolio consists primarily of government agency mortgage pool securities with stated maturities up to fifteen years. However, the portfolio balance reduces monthly as the underlying mortgages are paid down. Most will have an effective life that is much shorter than the stated maturity of the security. Although the exact maturity date is uncertain, the portfolio is predicted to have an effective maturity of less than two years.
     The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)
U.S. Treasury and other U.S. governmental agencies	$16,669	$9,462
Other securities	218	132

	$16,887	$9,594

     The carrying amounts of securities in each category as of December 31, 2006 are shown in the following table according to contractual maturity classifications. Mortgage-backed securities are separately shown since actual maturities may differ from contractual maturities due to prepayments. Other securities listed is Federal Home Loan Bank Stock.

	U.S. Treasury
	and other U.S.
	governmental agencies		Other securities
	Carrying		Carrying
	Amount	Yield	Amount	Yield
	(Dollars in Thousands)		(Dollars in Thousands)
In one year or less	$2,479	3.33%	—	—
After one year through five years	6,768	4.43%	—	—
After five years through ten years	6,354	5.71%	—	—
After ten years	—	—	$218	5.90%
Mortgage-backed	1,068	3.66%	—	—

Loan Portfolio
     Types of loans
     The amount of loans outstanding at the indicated dates is shown in the following table according to the type of loan. A key factor in asset-liability management is the balancing between fixed- and floating-rate loan assets, and their relative maturities. The following table, in addition to providing a breakdown of our loan portfolio, also separates our loan portfolio into fixed- and adjustable-rate loans.

	At December 31,
	2006		2005
	Amount	%	Amount	%
	(Dollars in Thousands)
Variable Rate:

Real Estate
One — to four-family	$10,022	11.83%	$11,635	19.31%
Multi-family	—	—	—	—
Commercial	19,339	22.83%	18,528	30.75%
Construction and development	27,415	32.37%	16,665	27.66%
Other	1,902	2.25%	1,661	2.76%
Commercial	5,219	6.16%	3,281	5.45%
Consumer	393	0.46%	254	0.42%

	64,290	75.90%	52,024	86.35%

Fixed Rate:

Real Estate
One — to four-family	4,870	5.75%	3,861	6.41%
Multi-family	267	0.32%	—	—
Commercial	6,292	7.43%	1,071	1.78%
Construction and development	3,863	4.56%	950	1.58%
Other	702	0.83%	75	0.12%
Commercial	2,397	2.83%	912	1.51%
Consumer	2,023	2.39%	1,354	2.25%

	20,414	24.10%	8,223	13.65%

Total:	84,704	100.00%	60,247	100.00%

Less Deferred loan fees	(65)		(99)
Less allowance for loan losses	(1,024)		(863)

Loans, net	$83,615		$59,285

     Maturities and sensitivities to changes in interest rates
     The table below presents an analysis of maturities of loans as of December 31, 2006.

		Within	1 to 5	After 5
	Total	1 Year	Years	Years
	(Dollars in Thousands)
Consumer Non Real Estate	$1,912	$1,362	$550	$0
Home Equity LOC	4,195	3	17	4,175
Consumer Real Estate	2,756	1,622	1,121	13
Consumer LOC	71	39	32
Consumer Construction	2,433	2,433
Consumer Mobile Home	74	7	67
Residential Construction	5,818	5,818
Commercial Non Real Estate	3,178	1,780	1,310	88
Commercial Revolving	3,049	2,571	478
Commercial Real Estate	41,053	19,825	19,854	1,374
Commercial Construction	5,883	5,883
Acquisition and Development	14,282	13,451	831

	84,704	54,794	24,260	5,650

Less Deferred loan fees	(65)
Less allowance for loan losses	(1,024)

Loans, net	$83,615

     Nonaccrual, Past Due and Restructured Loans
     The following table presents, at the dates indicated, the aggregate nonperforming loans for the following categories:

	December 31,
	2006	2005
	(Dollars in thousands)
Total non-accruing loans	$98	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$0	$0
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	$0	$621
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	$0	$0
     The $621,000 in loans with renegotiated terms represented a single loan to a borrower who began to show signs of weakness in the fall of 2005. While we believed we were well collateralized, we placed this loan on an interest-only basis to accommodate the weakened cash flow of the borrower. This loan was subsequently paid off in 2006 through a refinancing that the borrower was able to obtain. We did not incur a loss on the loan.

     In the opinion of management, any loans classified by regulatory authorities as doubtful, substandard or special mention that have not been disclosed above do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. In the event of non-performance by the borrower, these loans have collateral pledged which we believe would prevent the recognition of substantial losses. Any loans classified by regulatory authorities as loss have been charged off.
     Allowance for Loan Losses
     The allowance for loan losses is based on management’s evaluation of economic conditions, volume and composition of the loan portfolio, the historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. Management calculates and makes a required adjustment to loan loss reserve monthly. At least quarterly, management also reviews economic conditions and the components of the reserve calculation and makes adjustments to the model if necessary. At December 31, 2006, the allowance for loan losses was believed to be adequate to provide for potential losses in the loan portfolio. The allowance for loan loss as a percentage of total loans was 1.21% at December 31, 2006 compared to 1.43% at December 31, 2005.
     The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as our loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing loans, current and anticipated economic conditions and other factors which affect the allowance for potential credit losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the loan committee on a quarterly basis.
     Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.
     All of our loans are assigned individual loan grades when underwritten. Following guidelines promulgated by the FDIC and the State of Georgia Department of Banking and Finance, we have established minimum general reserves based on the asset quality grade of the loan. General reserve factors applied to each rating grade are based upon management’s experience and common industry and regulatory guidelines.
     While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise.

     Information regarding the allowance for loan losses data through December 31, 2006 and 2005 is set forth in the following table.

	December 31,
	2006	2005
	(Dollars in Thousands)
Average balance of loans outstanding	$75,887	$47,091

Balance of allowance for loan losses at beginning of year	$863	$330
Charge-offs:
Commercial, financial and agricultural	31
Real estate — construction
Real estate — mortgage	37	14
Installment loans to individuals	52	91
Lease financing	—	—

Total	120	105

Recoveries:
Commercial, financial and agricultural	—	—
Real estate — construction	—	—
Real estate — mortgage	—	—
Installment loans to individuals	20	50
Lease financing	—	—

Total	20	50

Net charge-offs	100	55

Additions to allowance charged to operations	261	588

Balance of allowance at end of year	$1,024	$863

Ratio of net loan charge-offs during the year to average loans outstanding during the year	0.13%	0.12%

     The allocation of our allowance for loan losses as of December 31, 2006 and 2005 was as follows:

	December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Commercial, financial & agricultural	$75	7.3%	$58	6.7%
Real estate — construction	171	16.7%	155	18.0%
Real estate — other	753	73.5%	626	72.5%
Consumer	25	2.5%	24	2.8%

Total	$1,024	100%	$863	100.0%

     Deposits
     The average amount of deposits and average rates paid thereon, classified as to non-interest bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

	Year Ended December 31,
	2006		2005
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)
Non-interest bearing demand deposits	$6,552	—	$3,867	—
Interest-bearing demand and savings deposits	27,357	3.43%	29,247	2.93%
Time deposits	45,282	4.84%	18,822	3.71%

	$79,191	3.95%	$51,936	3.00%

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through 12 months and (4) over 12 months.

(Dollars in Thousands)
Three months or less	$6,328
Over three months through six months	7,227
Over six through 12 months	12,961
Over 12 months	2,630

$29,146

     Return on Equity and Assets
     The following table summarizes the December 31, 2006 and December 31, 2005 return on average assets and return on average equity.

	For the Years Ending
	December 31,
	2006	2005
Return on Average Assets	1.40%	(0.29%)
Return on Average Equity	12.89%	(2.20%)
Average Equity as a Percentage of Average Assets	10.84%	13.27%
     Off-Balance Sheet Arrangements
     In the ordinary course of business, we grant commitments to extend credit and standby letters of credit to approved customers. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the loan committee. These commitments are recorded in the financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     The following is a summary of the commitments outstanding at December 31, 2006 and 2005:

	2006	2005
	(Dollars in Thousands)
Commitments to extend credit	$19,413	$12,737
Standby letters of credit	$540	330

	$19,953	$13,067

     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans and other unused commitments. Commitments to fund commercial real estate, construction and land development loans increased by approximately $6.7 million at December 31, 2006 compared to 2005. This increase is due to the growth and development in our market area. A significant portion of the increase in outstanding commitments is in 1-4 family residential construction and development.
Liquidity
     Liquidity represents the ability to meet the needs of customers to withdraw funds from deposit accounts, to borrow funds and to meet their credit needs. We manage our liquidity needs in such a way that the needs of depositors and borrowers are met on a timely basis so that our operations are not interrupted. Sources of liquidity available to meet these needs include cash on deposit, federal funds, securities available for sale, maturities of securities and principal payments on loans. Growth in our deposit base provides an additional source as does access to funds through relationships with correspondent banks. Our liquidity needs can also be met through loan participations sold to other financial institutions. At December 31, 2006 our liquidity position was considered adequate and within guidelines set forth in our liquidity policy.
     We consider our liquidity to be adequate to meet operating and loan funding requirements at December 31, 2006. At December 31, 2006, our liquidity ratio (i.e. cash, short-term assets, marketable assets, available lines of credit divided by deposits and other borrowings) was approximately 12.97% and our loan to deposit ratio was approximately 97.3%. As the loan portfolio grows, we will continue to monitor our liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities should increase earnings potential.
     We have obtained a total of $8 million lines of credit with three correspondent banks. These lines of credit can be accessed as needed for liquidity and subsidiary capital needs. We also have a $3 million secured line of credit with one correspondent bank and $3.07 million in available funding with the Federal Home Loan Bank.
     Regulatory capital requirements
     Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off-balance sheet items. We exceed the regulatory minimums on capital requirements and ratios. Management will monitor these amounts and ratios on a continuous basis.
     Our capital for regulatory purposes differs from our equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale while “Tier 2” capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. Our minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis at December 31, 2006 are shown below:

			Regulatory
	Actual		Minimum
	Consolidated	Bank	Requirement
Leverage capital ratios	13.45%	9.24%	4.00%
Risk-based capital ratios:
Tier one capital	16.33%	11.13%	4.00%
Total capital	17.50%	12.30%	8.00%
     Our total capital also has an important effect on the amount of FDIC insurance premiums paid. Institutions not considered well capitalized are subject to higher rates for FDIC insurance.
Asset/Liability Management
     It is our objective to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain of our officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix.
     Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate sensitive assets and interest rate sensitive liabilities being prepared and presented to the board of directors and management’s asset/liability committee on a quarterly basis. The objective is to monitor interest rate sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.
     A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) which limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

Analysis of Interest Sensitivity
As of December 31, 2006
(Dollars in Thousands)

	0 – 3	3 - 12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Federal Funds Sold	$467	—	—	$467
Securities	1,338	$1,702	$13,879	16919
Loans	66,260	7,461	10,811	84,532

Total interest-earning assets	68,065	9,163	24,690	101,918

Interest-bearing liabilities:

Interest-bearing demand deposits	21,296	—	—	21,296
Savings and money markets	2,492	—	—	2,492
Time deposits	8,733	36,485	7,978	53,196
Other borrowings	9,075	—	—	9,075

Total interest-bearing liabilities	41,596	36,485	7,978	86,059

Interest rate sensitivity gap	26,469	(27,322)	16,712	15,859

Cumulative interest rate sensitivity gap	$18,380	$(853)	$15,859	$15,859

Interest rate sensitivity gap ratio	164%	34%	309%	116%

Cumulative interest rate sensitivity gap ratio	164%	99%	118%	118%

     The above table summarizes our interest-sensitive assets and liabilities as of December 31, 2006. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.
     At December 31, 2006 our cumulative one-year interest rate sensitivity gap ratio was 99%. Our targeted ratio is 80% to 120%. This indicates that the interest-earning assets will reprice during this period at a rate slightly slower than the interest-bearing liabilities. Our experience has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.
Effects of Inflation
     Our consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measure of financial position and operating results in terms of historic dollars, without considering changes in the relative purchasing power of money over time due to inflation.
     Inflation generally increases the costs of funds and operating overhead, and to the extent loans and other assets bear variable rates, the yields on such assets. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on the performance of a financial institution than the effects of general levels of inflation. In addition, inflation affects financial institutions’ cost of goods and services purchased, the cost of salaries and benefits, occupancy expense and similar items. Inflation and related increases in interest rates generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and stockholders’ equity. Mortgage originations and refinancings tend to slow as interest rates increase, and likely will reduce our volume of such activities and the income from the sale of residential mortgage loans in the secondary market.

Item 7. Financial Statements
     The information required by this item is incorporated in this report by reference to the financial statements contained in Exhibit 13 to this report.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 8A. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures at December 31, 2006 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about financial and operational activities was made known to them. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. Other Information
     None.
PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
Management
     The following table and text provide certain information about the current members of our board of directors, as well as the board of our bank subsidiary, and the executive officers of both institutions, including their ages as of December 31, 2006, the position they hold, and their principal employment for at least the past five years. Each of our directors has served as a director since 2004.

Name	Age	Position(s)
R. Keith Alexander	60	Director of both institutions

Donald E. Allison	46	Director of both institutions; EVP and Chief Credit Officer of the Bank

B. David Barrett	52	Director of both institutions

C. Lamar Black	71	Director of both institutions

E. Ray Black, Sr.	61	Director of both institutions

Joel R. Campbell	56	Director of both institutions

John Clifford Cox, Sr.	62	Director of both institutions

Marc J. Greene	50	Director of both institutions; President and CEO of both institutions

Aubrey H. McIntyre	69	Director of both institutions; Corporate Secretary

June W. Parks	68	Director of both institutions

R. Gerald Sims	61	Director of both institutions

     Set forth below is a brief account of the business experience of our directors and executive officers during the past five years or more including principal occupations and employment during that period.
     R. KEITH ALEXANDER - Mr. Alexander is a native of White County. He has been the co-owner and broker of Mountain Country Realty, Inc. since 1985, and is also president and owner of Alexander Investments, Inc., a land and development company. Mountain Country Realty merged with North Georgia Realty in 2004. He is a poultry grower with Fieldale Farms, and is a former director of Regions Bank of White County. He served in that capacity for ten years. He has served as the chairman of the White County Park & Recreation Board, and is the past director of the White County Rotary Club and the White County Chamber of Commerce. He and his wife, Sandra, reside in the White Creek Community in Cleveland.
     DONALD E. ALLISON – Mr. Allison serves as our bank’s Executive Vice President and Chief Credit Officer. He has held these positions since 2004. Previously, Mr. Allison served in similar capacities with United Community Bank in Cleveland, Georgia from 1991 through 2004. From 1978 to 1991, he served in various capacities with White County Bank. He has a Bachelor of Business Administration in Banking and Finance from the University of Georgia. He has a Masters of Business Administration in Accounting from Brenau University. He is a native of White County and resides there with his wife, Rose Mariee, and two children, William and Edward. Mr. Allison has been active in many civic organizations including past-president of White County Rotary Club and White County Chamber of Commerce. Currently, he serves on the Board of the Georgia Mountain Regional Economic Development Corporation and North Georgia Technical College Foundation.
     B. DAVID BARRETT, DDS - Dr. Barrett was born in northern Hall County, Georgia, and has practiced dentistry in Cleveland since July of 1980, after graduating from North Georgia College and Emory University School of Dentistry. He serves on the Board of Trustees for Truett McConnell College, and is a member and past president of the Cleveland Kiwanis Club. He is also a member of the Georgia Dental Association, American Dental Association, the Northern District Dental Society, and the White County Chamber of Commerce. Dr. Barrett served as a director of United Community Bank (previously White County Bank) from 1999-2003. He and his wife, Eilene, who currently teaches at White County Intermediate School, reside in Cleveland. They have three children and two grandchildren.
     C. LAMAR BLACK - Mr. Black has been in the oil business as a petroleum distributor since 1962 and is currently the Exxon Distributor in Cleveland. He is a member of the Georgia Oilmen’s Association where he has served as Director, Chairman of the Board, First and Second Vice-President, and on several committees. He was an Organizer and past Director of White County Bank. He is past president of the Kiwanis, Charter Member and Director of White County Rotary Club and past Director of the Cleveland Chamber of Commerce. He and his wife, Betty, have two children and four grandchildren. Lamar and Betty reside in Cleveland. Mr. Black is a first cousin of June W. Parks, another director.
     E. RAY BLACK, SR. - Mr. Black graduated from the University of Georgia in 1969 with a B.S. in Pharmacy, and bought the Cleveland Drug Company the same year. He has been a pharmacist in Cleveland for 34 years. He has also been part of a corporation that has owned and operated convenience and grocery stores, and is still active in real estate sales, development and construction. He and his wife, Ruth, have five children and seven grandchildren. They reside in Clarkesville.
     JOEL R. CAMPBELL - Mr. Campbell was born in Gainesville, Georgia. He received his B.S. degree from Mercer University in 1973, and his Masters Degree in Education from North Georgia College in Dahlonega in 1975. He served as the head basketball coach at White County High School from 1988-1994 and is currently the owner of Campbell Construction and Land Development Company, a position he has held since 1998. He has served as the Chairman of the Board of Education, as Chairman of the White County Commissioners and as Director of Admissions at Truett-McConnell College. Mr. Campbell served as a director of Regions Bank of White County from 2002-2003. He is active in local team sports and politics. He and his wife Connie, a former teacher, have two children and reside in Cleveland.
     JOHN CLIFFORD COX - Mr. Cox was born in Clarkesville, Georgia. He served in the Air Force until his discharge in 1970. He has been the co-owner and operator of several convenience stores in Dahlonega and Cleveland since 1991. He has also been a partner in several real estate joint ventures since 1995. He and his wife, Janet, have three children and two grandchildren. They reside in Cleveland, Georgia.
     MARC J. GREENE - Mr. Greene serves as our President and Chief Executive Officer. He has a Bachelor of Sciences Degree in Business Agriculture from Southeastern Louisiana University. He is an honor graduate of the National Commercial Lending School in Norman, Oklahoma, and has been involved in various aspects of banking since 1979. He served as Senior Vice President for First Guaranty Bank in Hammond, Louisiana, from 1983-1990. He served as Executive Vice President of Pickens County Bank from 1990-1996. From 1996 until 2003, he was the President of Regions Bank of White County. Mr. Greene has been active in many local civic organizations, including serving as President of the Boys and Girls Club of White County, Secretary of the White County Chamber of Commerce and on the Board of Directors of White County Rotary Club. He and his wife, Cindy, reside in Cleveland.
     AUBREY H. MCINTYRE - Mr. McIntyre has been owner and operator of Aubrey’s Barber Shop in Cleveland for 46 years. He is a member of the White County Chamber of Commerce and has been the Associate Pastor of the Cleveland Church of God for the past 10 years. He and his wife, Joyce, have four children and reside in Cleveland.
     JUNE W. PARKS - Dr. Parks was born in White County, and grew up in the area around Helen. She graduated from North Georgia College and University with a B.S. degree in Elementary Education, and later earned a Masters Degree from the University of Georgia in Elementary Education and Education Administration. She also holds an Ed.D. in Educational Administration from Nova University. After serving for 33 years in the White County School system as a teacher and principal, she became licensed to sell real estate in 1994. From 1994 to 1999, she was employed as a real estate agent for Century 21 Jenco in Cleveland, and from 1999 to 2005, she has been employed as a real estate agent for Alco Realty, Inc. in Cleveland. From 2005 until present, she has been employed as a real estate agent for Prudential North Georgia Realty, Inc. She and her husband, Bobby, have owned and operated a cheese and wine shop, “The Cheese Hoop,” in Helen for 15 years. She was a charter member of both the Helen Chamber of Commerce and the White County Chamber of Commerce. She is currently a member of the White County Rotary Club. She and Bobby live in Cleveland and have one son and three grandchildren. Dr. Parks is a first cousin of C. Lamar Black, another director. She is a member of Cleveland First Baptist Church.
     R. GERALD SIMS - Mr. Sims was born in Greenville, South Carolina, but has lived most of his life in White County, where his father’s family originated. His wife, Rebecca, was born and raised in Cleveland. In 1978, he opened Simco Interiors, Inc., a commercial construction contracting business, and has served as its chief executive office until the present time. In 2002, he became an active partner in TADventureS, Inc. and opened Yonah Bowl and Skate, a family oriented recreational facility in White County. He is also an active farmer and has served as past director, and is a current member of North Georgia Cattlemen’s Association, and is a member of the Georgia Poultry Growers Association. Gerald also maintains residential rental property in Hall County. He and his wife have three daughters, eight grandchildren and four great-grandchildren. They maintain their home in Sautee, Georgia.
Compliance with Section 16(a) of the Exchange Act
     Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and greater than 10% stockholders of companies with equity securities registered pursuant to Section 12 of the Exchange Act to file ownership reports with the SEC. Our insiders are not yet subject to this requirement since our common stock is not registered under Section 12 of the Exchange Act. If the number of our record shareholders exceeds 500 at any year-end then we will have to register our common stock under Section 12(g) of the Exchange. At such time, our insiders will begin to comply with the requirements of Section 16(a) of the Exchange Act.

Audit Committee Financial Expert
     We have determined that none of the members of our board’s audit committee satisfy all five criteria that are necessary for an individual to qualify as an “audit committee financial expert” under SEC rules. However, we believe that each member of the audit committee is financially literate and, through their various business experience, is well qualified to perform the functions that are required as a member of the audit committee. For this reason, we did not feel that it was necessary to recruit another director who would qualify as an “audit committee financial expert.”
Item 10. Executive Compensation
Summary Compensation Table
     The table below provides information concerning the compensation paid to our chief executive officer and most highly compensated executive officer (other than our CEO) for services in all capacities for the years ended 2006 and 2005.

						Non-Equity	Nonqualified
						Incentive Plan	Deferred	All Other
Name and				Stock	Option	Compensation	Compensation	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	($)	Earnings ($)	($)	Total ($)
Marc J. Greene	2006	162,692	5,000	—	—	—	—	276	167,692
CEO	2005	149,820	—	—	—	—	—	180	150,000

Donald E. Allison	2006	142,692	5,000	—	—	—	—	149	147,742
EVP and Chief Credit Officer	2005	130,263	—	—	—	—	—	96	130,263
Outstanding Equity Awards at December 31, 2006
     The following table provides information concerning unvested options, unexercised options, and equity incentive plan awards for each of our named executive officers as of December 31, 2006.

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date
Marc J. Greene	63,250	—	8.00	5/4/2014
CEO	12,500 *	6,250 *	8.00	5/10/2014

Donald E. Allison EVP and Chief Credit Officer	50,600	—	8.00	5/4/2014

*	These represent warrants that were granted to our organizers for the risk that they undertook during the start-up phase of the Bank. Each organizer was granted one warrant for each share of common stock that they purchased in the Bank’s initial offering.

Retirement Benefits
     There are no retirement benefits that are agreed upon through any of the employment contracts that the bank has signed with any of its employees.
Potential Payments Upon Termination or Change in Control
     We have employment contracts with each of our named executive officers that provide for potential payments upon termination or a change in control. The details of the provisions of these contracts are described below.
     Marc J. Greene has an employment agreement that provides for payment upon termination without cause and termination of employment. If Mr. Greene is terminated without cause, he is entitled to three times his annual salary. As of December 31, 2006, this amount would be $495,000. If Mr. Greene is terminated due to a change of control, he is entitled to three times his annual salary. As of December 31, 2006, this amount would be $495,000. For terminations with cause, Mr. Greene is entitled to 6 months of his annual salary. As of December 31, 2006, this amount would be $82,500.
     Donald E. Allison has an employment agreement that provides for payment upon termination without cause and termination of employment. If Mr. Allison is terminated without cause, he is entitled to one time his annual salary. As of December 31, 2006 would be $145,000. If Mr. Allison is terminated due to a change of control, he is entitled to three times his annual salary. As of December 31, 2006, this amount would be $435,000. For terminations with cause, Mr. Allison is entitled to 6 months of his annual salary. As of December 31, 2006, this amount would be $72,500.
2006 Director Compensation
     Our directors did not receive any compensation in 2006. Georgia law prohibits payment of director fees until we have made a cumulative profit. When we reach cumulative profitability, we plan to start to paying normal director’s fees.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The following table sets forth the beneficial ownership of our common stock as of January 15, 2007, by each of our directors, each of our executive officers, and all of the directors and executive officers as a group. Except as set forth in the following table, we know of no person who beneficially owns more than 5% of our common stock.

	Number of shares of
	common stock
Name of beneficial owner	beneficially owned (1)		Percentage
R. Keith Alexander	29,166	(2)	1.8%
Donald E. Allison	78,700	(3)	4.7%
B. David Barrett	58,166	(4)	3.5%
C. Lamar Black	121,166	(5)	7.5%
E. Ray Black, Sr.	114,648	(6)	6.9%
Joel R. Campbell	58,333	(7)	3.5%
John Clifford Cox, Sr.	38,850	(8)	2.4%
Marc J. Greene	105,017	(9)	6.2%
Aubrey H. McIntyre	52,958	(10)	3.2%

	Number of shares of
	common stock
Name of beneficial owner	beneficially owned (1)		Percentage
June W. Parks	29,166	(11)	1.8%
R. Gerald Sims	58,333	(12)	3.5%
All current directors and executive officers as a group (11 persons)	744,503	(13)	38.0%

(1)	The information shown above is based upon information furnished by the named persons and based upon “beneficial ownership” concepts set forth in rules promulgated under the Exchange Act. Under such rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. In accordance with SEC rules, percentages were calculated based on the amount of outstanding shares plus, for each such person or group, any shares that person or group has the right to acquire within 60 days through stock options.

(2)	Includes warrants to purchase 13,541 shares at $8.00 per share.

(3)	Includes warrants to purchase 1,250 shares at $8.00 per share and options to purchase 50,600 shares at $8.00 per share. Also includes 300 shares held by Mr. Allison as a custodian for his children.

(4)	Includes warrants to purchase 21,666 shares at $8.00 per share.

(5)	Includes warrants to purchase 37,916 shares at $8.00 per share. Also includes 6,250 shares held by Mr. Black’s spouse. Mr. Black disclaims beneficial ownership of the shares held by his spouse.

(6)	Includes warrants to purchase 38,416 shares at $8.00 per share. Also includes 1,116 shares held by Mr. Black’s spouse. Mr. Black disclaims beneficial ownership of the shares held by his spouse.

(7)	Includes warrants to purchase 27,083 shares at $8.00 per share.

(8)	Includes warrants to purchase 16,250 shares at $8.00 per share.

(9)	Includes warrants to purchase 16,250 shares at $8.00 per share and options to purchase 63,250 shares at $8.00 per share. Also includes 2,000 shares held by Mr. Greene as custodian for his children.

(10)	Includes warrants to purchase 12,750 shares at $8.00 per share. Also includes 1,250 shares held by Mr. McIntyre’s spouse. Mr. McIntyre disclaims beneficial ownership of the shares held by his spouse.

(11)	Includes warrants to purchase 13,541 shares at $8.00 per share.

(12)	Includes warrants to purchase 27,083 shares at $8.00 per share.

(13)	Includes warrants to purchase 225,696 shares at $8.00 per share and options to purchase 113,850 shares at $8.00 per share.
Item 12. Certain Relationships and Related Transactions, and Director Independence
     From time to time our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, may have banking transactions in the ordinary course of business with the Bank. The Bank’s policy is that any loans or other transactions with those persons or entities (a) are made in accordance with applicable law and the Bank’s lending policies, (b) are made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) do not involve more than the normal risk of collectibility or present other unfavorable features to the Bank. In addition, all future transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction. As of December 31, 2006, the amount of credit extended to directors, executive officers and their affiliates was approximately $4.5 million, or approximately 5.3% of our consolidated equity.

     The Bank has entered into a lease for its North Hall branch with a partnership that is owned by our directors. Under the terms of the lease, the Bank pays rent to the partnership of $11,000 per month. The lease term is 20 years with the possibility of two five-year extensions. We believe that the terms of this lease are consistent with market standards for leases of similar properties.
Item 13. Exhibits
     The following exhibits are furnished with this report:

Exhibit
Number	Description

2.1	Merger Agreement and Plan of Reorganization dated February 1, 2005 (incorporated by reference to exhibit 2.1 to Form SB-2 filed by the Company on May 11, 2006 – File No. 333-134006)

3.1	Articles of incorporation (incorporated by reference to exhibit 3.1 to the Company’s Form SB-2 filed with the SEC on February 19, 2004 – File No. 333-112960)

3.2	Articles of amendment to articles of incorporation (incorporated by reference to exhibit 3.2 to Form SB-2 filed by the Company on May 11, 2006 – File No. 333-134006)

3.3	Bylaws (incorporated by reference to exhibit 3.2 to the Registrant’s Form SB-2 filed with the SEC on February 19, 2004 – File No. 333-112960)

10.1	Stock Option Plan* (incorporated by reference to exhibit 10.1 to Form SB-2 filed by the Company on May 11, 2006 – File No. 333-134006)

10.2	Form of Warrant Agreement for Organizing Directors* (incorporated by reference to exhibit 10.2 to Form SB-2/A filed by the Company on June 30, 2006 – File No. 333-134006)

10.3	Employment agreement with Marc J. Greene* (incorporated by reference to exhibit 10.3 to Form SB-2 filed by the Company on May 11, 2006 – File No. 333-134006)

10.4	Employment agreement with Donald E. Allison* (incorporated by reference to exhibit 10.4 to Form SB-2 filed by the Company on May 11, 2006 – File No. 333-134006)

13	Consolidated Financials Statements of Mountain Valley Bancshares, Inc.

21	Subsidiaries of the Registrant (incorporated by reference to exhibit 21 to Form SB-2 filed by the Company on May 11, 2006 – File No. 333-134006)

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.
Item 14. Principal Accountant Fees and Services
Audit Fees
     Our independent public accountant, Cherry, Bekaert & Holland L.L.P., billed us $35,500 for 2006 and $17,740 for 2005 for professional services relating to the annual audit, the reviews of the our quarterly reports on Form 10-QSB, and other services that are normally provided by the accountant in connection with statutory and regulatory filings.

     The Audit Committee of our Board of Directors believes that the provision of the services covered under the captions “Audit-Related Fees,” “Tax Fees” and “All Other Fees” below is compatible with maintaining the independence of Cherry, Bekaert & Holland L.L.P.
Audit-Related Fees
     Cherry, Bekaert & Holland L.L.P. billed us $12,425 for 2006 and $750 for 2005 for professional services relating to consultation on SEC and bank regulatory filing requirements and our Form SB-2 registration statement.
Tax Fees
     Cherry, Bekaert & Holland L.L.P. billed us $1,800 for 2006 and $1,600 for 2005 for professional services relating to tax compliance, tax advice and tax planning.
All Other Fees
     Cherry, Bekaert & Holland L.L.P. did not bill us for any professional services during 2006 or 2005 except those described above.
Preapproval by Audit Committee
     The Audit Committee does not have a formal charter, but it generally has an informal policy that it must give advanced approval of any non-audit services to be performed by our independent public accountants, provided that such services are not otherwise prohibited by law. Therefore, 100% of the services described under the headings “Audit-Related Fees”, “Tax Fees” and “All Other Fees” were pre-approved by the Audit Committee.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN VALLEY BANCSHARES, INC.
Date: April 10, 2007	/s/ Marc J. Greene
Marc J. Greene
President and CEO
     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Marc J. Greene Marc J. Greene	President and Chief Executive Officer/Director	April 10, 2007
/s/ Rachel E. Marshall Rachel E. Marshall	Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2007
/s/ R. Keith Alexander R. Keith Alexander	Director	April 10, 2007
/s/ B. David Barrett B. David Barrett	Director	April 10, 2007
/s/ C. Lamar Black C. Lamar Black	Director	April 10, 2007
/s/ E. Ray Black E. Ray Black	Director	April 10, 2007
/s/ Joel R. Campbell Joel R. Campbell	Director	April 10, 2007
/s/ J. Clifford Cox J. Clifford Cox	Director	April 10, 2007
/s/ Aubrey H. McIntyre Aubrey H. McIntyre	Director	April 10, 2007
/s/ June W. Parks June W. Parks	Director	April 10, 2007
/s/ R. Gerald Sims R. Gerald Sims	Director	April 10, 2007
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS
The Company plans to provide audited financial statements to shareholders. The Company’s financial statements are included in the pages that follow.