Form 10QSB
period 2007-03-31
MOUNTAIN VALLEY BANCSHARES INC
filed 2007-05-15
CIK 1276939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number: 333-112960
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
Yes ☐     No ☑
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of April 1, 2007: 1,721,212; no par value.
     Transitional Small Business Disclosure Format (check one)
Yes ☐     No ☑

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS AS OF
MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets

Cash and due from banks	$1,556,473	$1,745,107
Federal funds sold	2,306,000	467,000
Securities available-for-sale, at fair value	15,139,895	15,672,761
Securities held-to-maturity	997,300	996,913
Federal Home Loan Bank stock, at cost	304,400	217,600
Loans, net	95,585,062	83,615,031
Premises and equipment, net	2,284,893	2,272,925
Accrued interest receivable	892,511	788,527
Other assets	444,205	427,316

	$119,510,739	$106,203,180

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$6,690,416	$5,450,394
Interest-bearing	86,740,137	76,984,500

Total deposits	93,430,553	82,434,894
Other borrowings	9,486,769	9,074,875
Other liabilities	428,766	337,555

Total liabilities	103,346,088	91,847,324

Shareholders’ equity[1]
Common stock, par value $0.00; 6,250,000 shares authorized; 1,721,212 and 1,602,627 shares issued and outstanding	—	—
Paid-in capital	16,470,336	14,797,474
Retained earnings	(309,409)	(421,731)
Accumulated other comprehensive income (loss)	3,724	(19,887)

Total stockholders’ equity	16,164,651	14,355,856

[1]	Adjusted to reflect the 5-for-4 common stock split effected December 16, 2005.

March 31,	December 31,
2007	2006
(Unaudited)	(Audited)

$119,510,739	$106,203,180

See Notes to Consolidated Financial Statements.

[1]	Adjusted to reflect the 5-for-4 common stock split effected December 16, 2005.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Interest income
Interest and fees on loans	$1,967,187	$1,362,624
Interest on taxable securities	204,048	86,924
Interest on federal funds sold	8,980	5,454
Interest on deposits in other banks	2,184	2,387

	2,182,399	1,457,389

Interest expense
Interest on deposits	957,225	582,515
Interest on other borrowings	141,536	43,881

	1,098,761	626,396

Net interest income	1,083,638	830,993

Provision for loan losses	94,300	41,000
Net interest income after provision for loan losses	989,338	789,993

Noninterest income
Service charges on deposit accounts	3,344	4,213
Other service charges, commissions and fees	41,471	35,890
Mortgage origination fees	49,005	35,501
Other	116	90

	93,936	75,694

Noninterest expense
Salaries and employee benefits	555,272	344,895
Equipment	53,114	43,460
Occupancy	42,300	36,893
Advertising and marketing	31,682	35,815
Legal and accounting	45,555	30,132

	Three Months Ended March 31,
	2007	2006
Telephone	8,238	6,666
Supplies	18,915	17,613
Data processing fees	78,025	57,499
Other operating	70,391	45,488

	903,492	618,461

Income before income taxes	179,782	247,226

Applicable income taxes	67,460	—

Net income	$112,322	$247,226

Basic earnings per share	$0.07	$0.19

Diluted earnings per share	$0.06	$0.16

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Net income	$112,322	$247,226

Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during period, net of tax (benefit) of $14,471 and ($12,535)	23,611	(20,452)

Total other comprehensive income (loss)	23,611	(20,452)

Comprehensive income	$135,933	$226,774

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS
ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$112,322	$247,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,793	49,895
Provision for loan losses	94,300	41,000
Stock-based compensation expense	6,612	—
(Increase) in interest receivable	(103,984)	(77,713)
Increase (decrease) in interest payable	26,303	(21,439)
Net other operating activities	47,632	(569,092)

Total adjustments	124,656	(577,349)

Net cash provided by (used in) operating activities	236,978	(330,123)

INVESTING ACTIVITIES
Purchases of securities available for sale	(802,179)	(263,981)
Proceeds from maturities of securities available for sale	1,358,656	169,996
Purchase of Federal home loan bank stock, net	(86,800)	(85,500)
(Increase) decrease in federal funds sold	(1,839,000)	1,609,000
(Increase) in loans, net	(12,064,331)	(10,387,521)
Purchase of premises and equipment	(65,761)	(5,176)

Net cash (used in) investing activities	(13,499,415)	(8,963,182)

FINANCING ACTIVITIES
Increase in deposits	10,995,659	8,894,095
Increase (decrease) in repurchase agreements	793,136	(831,897)
Proceeds from other borrowings	—	1,656,563
Repayment of other borrowings	(381,242)	—
Issuance of common stock, net	1,666,250	96,824

Net cash provided by financing activities	13,073,803	9,815,585

Net increase (decrease) in cash and due from banks	(188,634)	522,280
Cash and due from banks at beginning of year	1,745,107	1,175,092

	Three Months Ended March 31,
	2007	2006
Cash and due from banks at end of period	$1,556,473	$1,697,372

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS
ENDED MARCH 31, 2007
(UNAUDITED)

					Accumulated
	Common Stock				Other
		Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2006	1,602,627	$0	$14,797,474	$(421,731)	$(19,887)	$14,355,856
Net income	—	—	—	112,322	—	112,322
Change in fair value of available for sale securities, net of tax of $14,471	—	—	—	—	23,611	23,611
Stock Option Expense	—	—	6,612			6,612
Issuance of common stock for for exercise of warrants	16,075	—	128,600	—	—	128,600
Issuance of common stock Secondary offering	102,510	—	1,537,650	—	—	1,537,650

Balance, March 31, 2007	1,721,212	$0	$16,470,336	$(309,409)	$3,724	$16,164,651

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
The financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto and the report of registered independent public accounting firm included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 12, 2007. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.
The financial information included herein reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share-Based Payment, to account for compensation costs under its stock option plans. The adoption of SFAS No. 123(R) resulted in additional expense in the first three months of 2007 of approximately $6,612, net of tax, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases, and cancellation of existing awards that may occur subsequent to the date of adoption of this standard.
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
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31, 2007
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Net income	$112,322
Basic EPS
Income available to common shareholders	112,322	1,659,983	$0.07
Effect of dilutive securities
Options and Warrants		284,033	(0.01)

Diluted EPS
Income available to common shareholders and assumed conversions	$112,322	1,944,016	$0.06

	For the Three Months Ended March 31, 2006
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount

Net income	$247,226
Basic EPS
Income available to common shareholders	247,226	1,287,623	$0.19
Effect of dilutive securities
Options and Warrants		294,811	(0.03)

Diluted EPS
Income available to common shareholders and assumed conversions	$280,826	1,582,434	$0.16

Note 4 — Impact of Recently Adopted or Issued Accounting Standards
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and resolves issues in Statement No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. The provisions of this statement are effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the consolidated financial statements of the Company.
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
In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on January 1, 2007. The adoption of FIN 48 did not have a material impact on the consolidated financial statements of the Company.
In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The Company will be required to adopt this statement beginning in 2008. Management of the Company is currently evaluating the potential impact of SFAS 157 on the Company’s consolidated financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108 (“SAB 108”). SAB 108 expresses the views of the SEC regarding the process of quantifying financial statement misstatements to determine if any restatement of prior financial statements is required. SAB 108 addresses the two techniques commonly used in practice in accumulating and quantifying misstatements, and requires that the technique with the most severe result be used in determining whether a misstatement is material. SAB 108 was adopted by the Company on December 31, 2006. The adoption of SAB 108 did not have a material impact on the consolidated financial statements of the Company.
In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS 159 is effective for the Company on January 1, 2008. Early adoption is permitted, provided the entity also elects to apply the provisions of SFAS 157 “Fair Value Measurements”. Management of the Company is currently evaluating the potential impact of SFAS 159 on the Company’s consolidated financial statements.
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
The Bank uses the same credit policies for these off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. At March 31, 2007, the Company had outstanding commitments approximating $20.7 million.
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
     Critical Accounting Policies. The Company has not changed any of its critical accounting policies since those disclosed in its Form 10-KSB filed with the Securities and Exchange Commission on April 12, 2007. Those accounting policies relate to the judgments and estimates used in the preparation of our financial statements in the calculation of the allowance for loan losses, the accounting for impaired loans and the provision for income taxes.
Results of operations
     The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results for three-month periods ended March 31, 2007 and 2006.
     Financial condition
     Our total assets grew 12.5% during the first three months of 2007 to $119.5 million. Deposit growth of $11.0 million was invested in loans, which increased by $12.0 million. Federal funds sold increased due to securities that matured.
     Our loan to deposit ratio for the bank decreased to 95.9% at March 31, 2007 from 97.3% at December 31, 2006. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth. Stockholders’ equity has increased by $1.8 million due primarily to net income of $112,000 and proceeds from the sale of common stock of $1.7 million.
     Liquidity
     We consider our liquidity to be adequate to meet operating and loan funding requirements at March 31, 2007. At March 31, 2007, the liquidity ratio (i.e. cash, short-term assets, marketable assets, available lines of credit divided by deposits and other borrowings) was approximately 8.97% and the loan to deposit ratio, as noted above, was approximately 95.9%. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities should increase earnings potential.
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

Management will monitor these amounts and ratios on a continuous basis. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
			Regulatory
			Minimum
	Consolidated	Bank	Requirement

Leverage capital ratios	14.20%	8.68%	4.00%
Risk-based capital ratios:
Tier one capital	16.18%	9.88%	4.00%
Total capital	17.31%	11.02%	8.00%
     We have obtained a total of $9.8 million lines of credit with three correspondent banks. These lines of credit can be accessed as needed for liquidity and subsidiary capital needs. We also have a $3 million secured line of credit with one correspondent bank and $3.8 million in available funding with the Federal Home Loan Bank.
     Net interest income
     Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Our net interest income during the first quarter of 2007 was $1,084,000, which represented an increase of $253,000 as compared to the same period in 2006. The increase in net interest income is due primarily to an increase in the average balance of loans outstanding. Our yield on interest earning assets was 8.23% and 7.71% for the three months ended March 31, 2007 and 2006, respectively. The cost of interest bearing liabilities was 4.82% and 3.51% for the three months ended March 31, 2007 and 2006, respectively. Our net interest margin was 3.41% during the first quarter of 2007 as compared to 4.20% for the first quarter of 2006.
     Provision for loan losses
     The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, non-performing and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $94,000 was made during the first quarter of 2007 based upon this evaluation process. The allowance for loan loss as a percentage of total loans was 1.17% at March 31, 2007 compared to 1.21% at December 31, 2006. Management believes the allowance for loan loss is adequate to meet any potential losses in the loan portfolio.
     At March 31, 2007 and 2006, non-accrual, past due and restructured loans were as follows:

	March 31,
	2007	2006
	(Dollars in thousands)

Total non-accruing loans	$1,227	$159
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$0	$0
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	$0	$0
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	$0	$0

     Non-accrual loans have increased from $98,000 to $1.2 million during the three months of 2007 while past due loans greater than 90 days and still accruing have remained at zero. Net charge-offs decreased by $73,000 for the three months ended March 31, 2007 as compared to the corresponding period in 2006. During the first quarter of 2007, we recovered slightly more loans than we charged off. Therefore, net (charge-offs) recoveries as a percentage of average loans outstanding were 0.02% for the three months ended March 31, 2007 compared to net charge-offs as a percentage of average loans outstanding of (0.08%) for the same period in 2006.
     Information regarding the allowance for loan losses data through March 31, 2007 and 2006 is set forth in the following table.

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)

Average amount of loans outstanding	$90,712	$64,776

Balance of allowance for loan losses at beginning of period	1,024	864

Loans charged off
Commercial and financial	2	30
Real estate
Installment		35

	2	65

Loans recovered
Commercial and financial	6
Real estate
Installment	10	7

	16	7

Net (charge-offs) recoveries	14	(58)

Additions to allowance charged to operating expense during Period	94	41

Balance of allowance for loan losses at end of period	1,132	847

Ratio of net loan (charge-offs) recoveries during the period to average loans outstanding	0.02%	(0.08)%

     Non-interest income
     Non-interest income increased by $18,000 for the three-month period ended March 31, 2007 as compared to the same period in 2006. Mortgage origination fees increased $14,000 due to an increase in mortgage originators. The remainder of the increase was primarily the result of increases in various fees due to our growth.

     Non-interest expense
     Non-interest expense increased by $285,000 for the three-month period ended March 31, 2007 as compared to the same period in 2006. The increases are due to increased salaries and employee benefits of $210,000 data processing expenses of $21,000, and other operating of $25,000. Salaries and employee benefits have increased due to the annual salary increases and the staffing of our Jackson County loan production office. Data processing expense has increased due to our growth. Other operating has increased due to the FDIC assessment which began in 2007 and general operations of the bank.
     Net income
     Net income decreased by $135,000 for the three-month period ended March 31, 2007 compared to the three months ended March 31, 2006, or approximately 55%. The decrease in net income is due to new expenses in 2007. We had to start an accrual for income taxes beginning in January 2007. Also, we started accruing for the FDIC assessment that will be payable beginning in June 2007. We also increased the loan loss provision $53,000 for the three-month period ended March 31, 2007 as compared to the same period in 2006.
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
Item 3. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that the our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the our internal control over financial reporting during the first quarter of 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any material legal proceedings other than ordinary routine litigation incidental to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 1, 2005 the Company’s bank subsidiary reorganized into a holding company structure in accordance with a merger agreement and plan of reorganization dated February 1, 2005 between the Registrant,

Mountain Valley Community Bank and MVCB Interim Corporation (the “Reorganization Agreement”). Pursuant to the terms of the Reorganization Agreement, the Company issued 1,276,632 shares of its common stock and assumed warrants and options to purchase 659,799 shares of common stock. During the first quarter of 2007, 16,075 shares of the Company’s common stock were issued in connection with the exercise of warrants that were assumed pursuant to the Reorganization Agreement. These shares were issued pursuant to an exemption from registration provided by Section 3(a)(12) of the Securities Act of 1933, which generally provides an exemption for any equity security issued in connection with the acquisition by a holding company of a bank if certain conditions are satisfied.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended March 31, 2007.
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

MOUNTAIN VALLEY BANCSHARES, INC.
Date: May 14, 2007	/s/ Marc J. Greene
Marc J. Greene
President and CEO

Date: May 14, 2007	/s/ Rachel Marshall
Rachel Marshall
Chief Financial Officer