Form 10QSB
period 2007-06-30
MOUNTAIN VALLEY BANCSHARES INC
filed 2007-08-14
CIK 1276939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2007

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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of July 1, 2007: 1,963,509; no par value.
     Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets

Cash and due from banks	$3,744,593	$1,745,107
Federal funds sold	4,334,000	467,000
Securities available-for-sale, at fair value	15,900,135	15,672,761
Securities held-to-maturity	997,699	996,913
Federal Home Loan Bank stock, at cost	191,000	217,600
Loans, net	100,625,157	83,615,031
Premises and equipment, net	2,345,275	2,272,925
Accrued interest receivable	853,265	788,527
Other assets	575,668	427,316

	$129,566,792	$106,203,180

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$10,546,058	$5,450,394
Interest-bearing	93,556,838	76,984,500

Total deposits	104,102,896	82,434,894
Other borrowings	6,529,286	9,074,875
Other liabilities	428,656	337,555

Total liabilities	111,060,838	91,847,324

Shareholders’ equity[1]
Common stock, par value $0.00; 6,250,000 shares authorized; 1,963,509 and 1,602,627 shares issued and outstanding	—	—
Paid-in capital	18,803,570	14,797,474
Retained earnings	(199,732)	(421,731)
Accumulated other comprehensive loss	(97,884)	(19,887)

Total stockholders’ equity	18,505,954	14,355,856

	$129,566,792	$106,203,180

See Notes to Consolidated Financial Statements.
1      Adjusted to reflect the 5-for-4 common stock split effected December 16, 2005.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended June 30,
	2007	2006
Interest income
Interest and fees on loans	$2,154,324	$1,607,941
Interest on taxable securities	193,628	88,547
Interest on federal funds sold	27,882	6,746
Interest on deposits in other banks	5,423	6,654

	2,381,257	1,709,888

Interest expense
Interest on deposits	1,080,077	743,535
Interest on other borrowings	124,073	49,653

	1,204,150	793,188

Net interest income	1,177,107	916,700
Provision for loan losses	100,000	95,000
Net interest income after provision for loan losses	1,077,107	821,700

Noninterest income
Service charges on deposit accounts	6,485	4,264
Other service charges, commissions and fees	51,950	49,604
Mortgage origination fees	57,019	26,217
Other	171	758

	115,625	80,843

Noninterest expense
Salaries and employee benefits	604,607	340,277
Equipment	48,929	44,465
Occupancy	64,426	27,444
Advertising and marketing	39,965	37,446
Legal and accounting	58,657	25,670

	Three Months Ended June 30,
	2007	2006
Telephone	8,540	6,033
Supplies	30,113	20,718
Data processing fees	76,314	69,319
Other operating	85,404	62,086

	1,016,955	633,458

Income before income taxes	175,777	269,085

Applicable income taxes	66,100	—

Net income	$109,677	$269,085

Basic earnings per share	$0.06	$0.21

Diluted earnings per share	$0.05	$0.17

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended June 30,
	2007	2006
Net income	$109,677	$269,085

Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during period	(101,608)	(17,055)

Total other comprehensive income (loss)	(101,608)	(17,055)

Comprehensive income (loss)	$8,069	$252,030

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Interest income

Interest and fees on loans	$4,121,511	$2,970,565
Interest on taxable securities	397,676	175,471
Interest on federal funds sold	36,862	12,200
Interest on deposits in other banks	7,607	9,041

	4,563,656	3,167,277

Interest expense
Interest on deposits	2,037,302	1,326,050
Interest on other borrowings	265,609	93,534

	2,302,911	1,419,584

Net interest income	2,260,745	1,747,693
Provision for loan losses	194,300	136,000

Net interest income after provision for loan losses	2,066,445	1,611,693

Noninterest income
Service charges on deposit accounts	9,829	8,477
Other service charges, commissions and fees	93,421	85,494
Mortgage origination fees	106,024	61,718
Other	287	848

	209,561	156,537

Noninterest expense
Salaries and employee benefits	1,159,879	685,172
Equipment	102,043	87,925
Occupancy	106,726	64,337
Advertising and marketing	71,647	73,261
Legal and accounting	104,212	55,802
Telephone	16,778	12,699

	Six Months Ended June 30,
	2007	2006
Supplies	49,028	38,331
Data processing fees	154,339	126,818
Other operating	155,795	107,574

	1,920,447	1,251,919

Income before income taxes	355,559	516,311
Applicable income taxes	133,560	—

Net income	$221,999	$516,311

Basic earnings per share	$0.13	$0.40

Diluted earnings per share	$0.11	$0.33

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Net income	$221,999	$516,311

Other comprehensive loss:
Net unrealized holding gains (losses) arising during period	(77,997)	(37,507)

Total other comprehensive loss	(77,997)	(37,507)

Comprehensive income	$144,002	$478,804

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS
ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$221,999	$516,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,192	99,394
Provision for loan losses	194,300	136,000
Stock-based compensation expense	55,229	59,065
(Increase) in foreclosed assets	—	(152,042)
(Increase) in interest receivable	(64,738)	(118,911)
Increase (decrease) in interest payable	18,709	(262)
Net other operating activities	(76,745)	(482,866)

Total adjustments	239,947	(459,622)

Net cash provided by (used in) operating activities	461,946	56,689

INVESTING ACTIVITIES
Purchases of securities available for sale	(2,292,190)	(556,804)
Proceeds from maturities of securities available for sale	1,986,819	290,906
(Increase) decrease of Federal home loan bank stock, net	26,600	(172,659)
(Increase) decrease in federal funds sold	(3,867,000)	(239,000)
(Increase) in loans, net	(17,204,426)	(18,162,264)
Purchase of premises and equipment	(185,542)	(19,586)

Net cash (used in) investing activities	(21,535.739)	(18,859,407)

FINANCING ACTIVITIES
Increase in deposits	21,668,002	16,242,037
Increase (decrease) in repurchase agreements	356,484	555,405
Proceeds from other borrowings	—	3,400,000
Repayment of other borrowings	(2,902,073)	—
Issuance of common stock, net	3,950,866	154,712

Net cash provided by financing activities	23,073,279	20,352,154

Net increase (decrease) in cash and due from banks	1,999,486	1,549,436
Cash and due from banks at beginning of year	1,745,107	1,175,092

Cash and due from banks at end of period	$3,744,593	$2,724,528

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS
ENDED JUNE 30, 2007
(UNAUDITED)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2006	1,602,627	$0	$14,797,474	$(421,731)	$(19,887)	$14,355,856
Net income	—	—	—	221,999	—	221,999
Change in fair value of available for sale securities, net of tax of $47,805	—	—	—	—	(77,997)	(77,997)
Stock Option Expense	—	—	55,229			55,229
Issuance of common stock for exercise of warrants	207,924	—	1,663,392	—	—	1,663,392
Issuance of common stock Secondary offering	152,958	—	2,287,475	—	—	2,287,475

Balance, June 30, 2007	1,963,509	$0	$18,803,570	$(199,732)	$(97,884)	$18,505,954

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
The financial statements as of June 30, 2007 and for the three months and six months ended June 30, 2007 and 2006 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto and the report of registered independent public accounting firm included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 12, 2007. The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.
The financial information included herein reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share-Based Payment, to account for compensation costs under its stock option plans. The adoption of SFAS No. 123(R) resulted in additional expense in the first six months of 2007 of approximately $55,229, relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases, and cancellation of existing awards that may occur subsequent to the date of adoption of this standard.
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
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Six Months Ended June 30, 2007
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$221,999
Basic EPS
Income available to common shareholders	221,999	1,754,409	$0.13
Effect of dilutive securities
Options and Warrants		249,589	(0.02)

Diluted EPS
Income available to common shareholders and assumed conversions	$221,999	2,003,998	$0.11

	For the Six Months Ended June 30, 2006
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$516,311
Basic EPS
Income available to common shareholders	516,311	1,292,152	$0.40
Effect of dilutive securities
Options and Warrants		293,267	(.07)

Diluted EPS
Income available to common shareholders and assumed conversions	$516,311	1,585,419	$0.33

	For the Three Months Ended June 30, 2007
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$109,677
Basic EPS
Income available to common shareholders	109,677	1,848,835	$0.06
Effect of dilutive securities
Options and Warrants		215,145	(0.01)

Diluted EPS
Income available to common shareholders and assumed conversions	$109,677	2,063,980	$0.05

	For the Three Months Ended June 30, 2006
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$269,085
Basic EPS
Income available to common shareholders	269,085	1,296,681	$0.21
Effect of dilutive securities
Options and Warrants		291,722	(0.04)

Diluted EPS
Income available to common shareholders and assumed conversions	$269,085	1,588,403	$0.17

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
In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on January 1, 2007. The adoption of FIN 48 is not expected to have a material impact on the consolidated financial statements of the Company.
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
The Bank uses the same credit policies for these off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. At June 30, 2007, the Company had outstanding commitments approximating $15.6 million.
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
Results of operations
     The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results for three-month periods ended June 30, 2007 and 2006.
     Financial condition
     Our total assets grew 22.0% during the first six months of 2007 to $129.6 million. Deposit growth of $21.7 million was invested in loans, which increased by $17.0 million. Federal funds sold increased due to deposit growth.
     Our loan to deposit ratio for the bank decreased to 89.3% at June 30, 2007 from 97.3% at December 31, 2006. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth. Stockholders’ equity has increased by $4.1 million due primarily to net income of $222,000 and proceeds from the sale of common stock of $4.0 million.
     Liquidity
     We consider our liquidity to be adequate to meet operating and loan funding requirements at June 30, 2007. At June 30, 2007, the liquidity ratio (i.e. cash, short-term assets, marketable assets, available lines of credit divided by deposits and other borrowings) was approximately 26.27% and the loan to deposit ratio, as noted above, was approximately 89.3%. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities should increase earnings potential.
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

			Regulatory
	Actual		Minimum
	Consolidated	Bank	Requirement
Leverage capital ratios	15.22%	8.15%	4.00%
Risk-based capital ratios:
Tier one capital	17.61%	9.42%	4.00%
Total capital	18.71%	10.53%	8.00%
     We have a total of $9.8 million in lines of credit with three correspondent banks. These lines of credit can be accessed as needed for liquidity and subsidiary capital needs. We also have a $3 million secured line of credit with one correspondent bank and $2.6 million in available funding with the Federal Home Loan Bank.

     Net interest income
     Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Our net interest income during the first six months of 2007 was $2,066,000, which represented an increase of $455,000 as compared to the same period in 2006. The increase in net interest income is due primarily to an increase in the average balance of loans outstanding.
     Our yield on interest earning assets was 8.18% and 8.12% for the three months ended June 30, 2007 and 2006, respectively. The cost of interest bearing liabilities was 4.92% and 4.32% for the three months ended June 30, 2007 and 2006, respectively. Our net interest margin was 3.26% during second quarter of 2007 as compared to 3.80% for the same period of 2006.
     Our yield on interest earning assets was 8.21% and 7.92% for the six months ended June 30, 2007 and 2006, respectively. The cost of interest bearing liabilities was 4.87% and 4.06% for the six months ended June 30, 2007 and 2006, respectively. Our net interest margin was 3.34% during the first six months of 2007 as compared to 3.86% for the same period of 2006.
     Provision for loan losses
     The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, non-performing and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $194,300 was made during the first half of 2007 based upon this evaluation process. The allowance for loan loss as a percentage of total loans was 1.14% at June 30, 2007 compared to 1.21% at December 31, 2006. Management believes the allowance for loan loss is adequate to meet any potential losses in the loan portfolio.
     At June 30, 2007 and 2006, non-accrual, past due and restructured loans were as follows:

	June 30,
	2007	2006
	(Dollars in thousands)
Total non-accruing loans	$1,811	$78
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$0	$0
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	$0	$0
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	$0	$0
     Non-accrual loans have increased from $98,000 to $1.8 million during the six months of 2007 while past due loans greater than 90 days and still accruing have remained at zero. Net charge-offs decreased by $42,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006. Net (charge-offs) recoveries as a percentage of average loans outstanding were (0.05)% for the six months ended June 30, 2007 compared to net charge-offs as a percentage of average loans outstanding of (0.13%) for the same period in 2006.
     Information regarding the allowance for loan losses data through June 30, 2007 and 2006 is set forth in the following table.

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
Average amount of loans outstanding	$95,138	$70,415

Balance of allowance for loan losses at beginning of period	1,024	864

Loans charged off
Commercial and financial	2	31
Real estate	52	38
Installment	10	37

	64	106

Loans recovered
Commercial and financial	5
Real estate
Installment	11	16

	16	16

Net (charge-offs) recoveries	(48)	(90)

Additions to allowance charged to operating expense during Period	194	136

Balance of allowance for loan losses at end of period	1,170	910

Ratio of net loan (charge-offs) recoveries during the period to average loans outstanding	(0.05)%	(0.13)%

     Non-interest income
     Non-interest income increased by $35,000 for the three-month period ended June 30, 2007 as compared to the same period in 2006. Mortgage origination fees increased $31,000 due to an increase in mortgage originators. The remainder of the increase was primarily the result of increases in various fees due to our growth.
     Non-interest income increased by $53,000 for the six-month period ended June 30, 2007 as compared to the same period in 2006. Mortgage origination fees increased $44,000 due to an increase in mortgage originators. The remainder of the increase was primarily the result of increases in various fees due to our growth.
     Non-interest expense
     Non-interest expense increased by $383,000 for the three-month period ended June 30, 2007 as compared to the same period in 2006. The increases are due to increased salaries and employee benefits of $264,000, legal and accounting of $33,000, and occupancy of $37,000. Salaries and employee benefits have increased due to the annual salary increases and the staffing of our Jackson County loan production office and North Hall Branch. Legal and accounting has increased due to the increased reporting with a public reporting company. Occupancy has increased due to the cost of our two new locations.

     Non-interest expense increased by $669,000 for the six month period ended June 30, 2007 as compared to the same period in 2006. The increases are due to increased salaries and employee benefits of $475,000, legal and accounting of $48,000, occupancy of $42,000 and other operating of $48,000. Salaries and employee benefits have increased due to the annual salary increases and the staffing of our Jackson County loan production office and North Hall Branch. Legal and accounting has increased due to the increased reporting with a public reporting company. Occupancy has increased due to the cost of our two new locations. Other operating has increased due to the FDIC assessment that is now being expensed in 2007.
     Net income
     Net income decreased by $159,000 for the three-month period ended June 30, 2007 compared to the three months ended June 30, 2006, or approximately 59%. Net income decreased by $294,000 for the six month period ended June 30, 2007 compared to the three months ended June 30, 2006, or approximately 57%. The decrease in net income is due to new expenses in 2007. We had to start an accrual for income taxes beginning in January 2007. Also, we started accruing for the FDIC assessment that will be payable beginning in June 2007. Overall expenses have increased due to our two new locations.
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
Item 3. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that the our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the our internal control over financial reporting during the quarter covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any material legal proceedings other than ordinary routine litigation incidental to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On October 1, 2005 the Company’s bank subsidiary reorganized into a holding company structure in accordance with a merger agreement and plan of reorganization dated February 1, 2005 between the Registrant,

Mountain Valley Community Bank and MVCB Interim Corporation (the “Reorganization Agreement”). Pursuant to the terms of the Reorganization Agreement, the Company issued 1,276,632 shares of its common stock and assumed warrants and options to purchase 659,799 shares of common stock. During the second quarter of 2007, 191,849 shares of the Company’s common stock were issued in connection with the exercise of warrants that were assumed pursuant to the Reorganization Agreement. These shares were issued pursuant to an exemption from registration provided by Section 3(a)(12) of the Securities Act of 1933, which generally provides an exemption for any equity security issued in connection with the acquisition by a holding company of a bank if certain conditions are satisfied.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The company held its annual meeting of shareholders on May 17, 2007. At the meeting three Class III directors were elected to serve three-year terms expiring at the company’s 2010 annual meeting. The name of each Class III director elected at the annual meeting is as follows:

Name	Votes For	Votes Against/Withheld	Abstentions/Broker Non-Votes
E. Ray Black, Sr. J. Clifford Cox R. Gerald Sims	1,025,718 1,025,718 1,025,718	0 0 0	0 0 0
     The name of each other director whose term of office as a director continued after the meeting is as follows:
R. Keith Alexander
Donald E. Allison
B. David Barrett
C. Lamar Black
Joel R. Campbell
Marc J. Greene
Aubrey H. McIntyre
June W. Parks
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

MOUNTAIN VALLEY BANCSHARES, INC.
Date: August 14, 2007	/s/ Marc J. Greene
Marc J. Greene
President and CEO

Date: August 14, 2007	/s/ Rachel Marshall
Rachel Marshall
Chief Financial Officer