Form 10QSB
period 2007-09-30
MOUNTAIN VALLEY BANCSHARES INC
filed 2007-11-14
CIK 1276939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2007

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                     Yes ☐ No ☑
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of November 1, 2007: 1,984,418; no par value.
     Transitional Small Business Disclosure Format (check one)
Yes ☐ No ☑

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	SEPTEMBER 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$5,511,577	$1,745,107
Federal funds sold	2,876,000	467,000
Securities available-for-sale, at fair value	15,543,035	15,672,761
Securities held-to-maturity	998,094	996,913
Federal Home Loan Bank stock, at cost	303,500	217,600
Loans, net of allowance for loan losses of $1,053,805 and $1,024,401, respectively	104,271,724	83,615,031
Premises and equipment, net	2,395,599	2,272,925
Accrued interest receivable	1,105,066	788,527
Foreclosed assets	711,599	—
Other assets	549,350	427,316

	$134,265,544	$106,203,180

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$7,493,192	$5,450,394
Interest-bearing	95,673,745	76,984,500

Total deposits	103,166,937	82,434,894
Other borrowings	11,623,154	9,074,875
Other liabilities	520,615	337,555

Total liabilities	115,310,706	91,847,324

Shareholders’ equity[1]
Common stock, par value $0.00; 6,250,000 shares authorized; 1,975,992 and 1,602,627 shares issued and outstanding	—	—
Paid-in capital	18,962,534	14,797,474
Retained earnings (deficit)	(62,105)	(421,731)
Accumulated other comprehensive income (loss)	54,409	(19,887)
Total stockholders’ equity	18,954,838	14,355,856

	$134,265,544	$106,203,180

[1]	Adjusted to reflect the 5-for-4 common stock split effected December 16, 2005.
See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended September 30,
	2007	2006
Interest income
Interest and fees on loans	$2,280,865	$1,803,436
Interest on securities	202,923	138,892
Interest on federal funds sold	21,148	19,354
Interest on deposits in other banks	8,057	2,846

	2,512,993	1,964,528

Interest expense
Interest on deposits	1,140,202	888,133
Interest on other borrowings	126,130	71,055

	1,266,332	959,188

Net interest income	1,246,661	1,005,340
Provision for loan losses	76,100	60,000
Net interest income after provision for loan losses	1,170,561	945,340

Noninterest income
Service charges on deposit accounts	6,399	4,648
Other service charges, commissions and fees	49,480	44,834
Mortgage origination fees	45,774	23,642
Other	216	30

	101,869	73,154

Noninterest expense
Salaries and employee benefits	614,247	446,117
Equipment	44,410	47,300
Occupancy	80,915	36,868
Advertising and marketing	28,236	31,612
Legal and accounting	44,039	23,858
Telephone	8,977	7,358
Supplies	37,002	14,899
Data processing fees	89,432	67,917
Other operating	102,688	61,739

	1,049,946	737,668

Income before income taxes	222,484	280,826

Applicable income taxes	84,857	—

Net income	$137,627	$280,826

Basic earnings per share	$0.07	$0.21

Diluted earnings per share	$0.06	$0.18

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended September 30,
	2007	2006
Net income	$137,627	$280,826

Other comprehensive income (loss):
Net unrealized holding gains (losses) arising during period	152,293	166,928

Total other comprehensive income (loss)	152,293	166,928

Comprehensive income (loss)	$289,920	$447,754

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Interest income

Interest and fees on loans	$6,402,376	$4,774,001
Interest on securities	600,599	314,363
Interest on federal funds sold	58,010	31,554
Interest on deposits in other banks	15,664	11,887

	7,076,649	5,131,805

Interest expense
Interest on deposits	3,177,504	2,214,183
Interest on other borrowings	391,739	164,589

	3,569,243	2,378,772

Net interest income	3,507,406	2,753,033
Provision for loan losses	270,400	196,000

Net interest income after provision for loan losses	3,237,006	2,557,033

Noninterest income
Service charges on deposit accounts	16,228	13,125
Other service charges, commissions and fees	142,901	130,328
Mortgage origination fees	151,798	85,360
Other	503	878

	311,430	229,691

Noninterest expense
Salaries and employee benefits	1,774,126	1,131,289
Equipment	146,453	135,225
Occupancy	187,641	101,205
Advertising and marketing	99,883	104,873
Legal and accounting	148,251	79,660
Telephone	25,755	20,057
Supplies	86,030	53,230
Data processing fees	243,771	194,735
Other operating	258,483	169,313

	2,970,393	1,989,587

Income before income taxes	578,043	797,137
Applicable income taxes	218,417	—

Net income	$359,626	$797,137

Basic earnings per share	$0.19	$0.62

Diluted earnings per share	$0.17	$0.52

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Net income	$359,626	$797,137

Other comprehensive loss:
Net unrealized holding gains (losses) arising during period	74,296	129,420

Total other comprehensive loss	74,296	129,420

Comprehensive income	$433,922	$926,557

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$359,626	$797,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,478	150,760
Provision for loan losses	270,400	196,000
Stock-based compensation expense	107,582	49,339
(Increase) in interest receivable	(316,539)	(341,781)
Increase in interest payable	22,848	11,047
Net other operating activities	(8,541)	(277,861)

Total adjustments	234,228	(212,496)

Net cash provided by operating activities	593,854	584,641

INVESTING ACTIVITIES
Purchases of securities available for sale	(2,292,190)	(7,607,436)
Proceeds from maturities of securities available for sale	2,541,750	1,530,062
(Increase) of Federal home loan bank stock, net	(85,900)	(130,500)
(Increase) in federal funds sold	(2,409,000)	1,957,000
(Increase) in loans, net	(21,638,692)	(21,986,627)
Purchase of premises and equipment	(281,152)	(92,683)

Net cash (used in) investing activities	(24,165,184)	(26,330,184)

FINANCING ACTIVITIES
Increase in deposits	20,732,043	16,461,765
Increase in repurchase agreements	2,950,352	5,526,392
Proceeds from other borrowings	—	2,656,422
Repayment of other borrowings	(402,073)	—
Issuance of common stock, net	4,057,478	2,812,279

Net cash provided by financing activities	27,337,800	27,456,858

Net increase in cash and due from banks	3,766,470	1,711,315
Cash and due from banks at beginning of year	1,745,107	1,175,092

Cash and due from banks at end of period	$5,511,577	$2,886,407

Supplemental schedule of non-cash investing activity
Loans transferred to other real estate owned	711,599	—
See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS
ENDED SEPTEMER 30, 2007
(UNAUDITED)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings (Deficit)	Income (Loss)	Total
Balance, December 31, 2006	1,602,627	$0	$14,797,474	$(421,731)	$(19,887)	$14,355,856
Net income	—	—	—	359,626	—	359,626
Change in fair value of available for sale securities, net of tax of $45,536	—	—	—	—	74,296	74,296
Stock Option Expense	—	—	107,582	—	—	107,582
Issuance of common stock for exercise of warrants	207,924	—	1,663,392	—	—	1,663,392
Issuance of common stock Secondary offering	165,441	—	2,394,086	—	—	2,394,086

Balance, September 30, 2007	1,975,992	$0	$18,962,534	$(62,105)	$54,409	$18,954,838

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
The financial statements as of September 30, 2007 and for the three months and nine months ended September 30, 2007 and 2006 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto and the report of registered independent public accounting firm included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 12, 2007. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.
The financial information included herein reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Accounting for Share-Based Payment, to account for compensation costs under its stock option plans. The adoption of SFAS No. 123(R) resulted in an expense in the first nine months of 2007 of approximately $107,582 relating to the expensing of stock options. Future levels of compensation cost recognized related to share-based compensation awards may be impacted by new awards and/or modification, repurchases, and cancellation of existing awards that may occur subsequent to the date of adoption of this standard.
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
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Nine Months Ended September 30, 2007
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$359,626
Basic EPS
Income available to common shareholders	359,626	1,825,098	$0.19
Effect of dilutive securities
Options and Warrants		234,092	(0.02)

Diluted EPS
Income available to common shareholders and assumed conversions	$359,626	2,059,190	$0.17

	For the Nine Months Ended September 30, 2006
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$797,137
Basic EPS
Income available to common shareholders	797,137	1,283,799	$0.62
Effect of dilutive securities
Options and Warrants		258,200	(.10)

Diluted EPS
Income available to common shareholders and assumed conversions	$797,137	1,541,999	$0.52

	For the Three Months Ended September 30, 2007
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$137,627
Basic EPS
Income available to common shareholders	137,627	1,966,476	$0.07
Effect of dilutive securities
Options and Warrants		203,098	(0.01)

Diluted EPS
Income available to common shareholders and assumed conversions	$137,627	2,169,574	$0.06

	For the Three Months Ended September 30, 2006
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$280,826
Basic EPS
Income available to common shareholders	280,826	1,320,833	$0.21
Effect of dilutive securities
Options and Warrants		257,625	(0.03)

Diluted EPS
Income available to common shareholders and assumed conversions	$280,826	1,578,458	$0.18

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
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108

(“SAB108”). SAB 108 expresses the views of the SEC regarding the process of quantifying financial statement misstatements to determine if any restatement of prior financial statements is required. SAB 108 addresses the two techniques commonly used in practice in accumulating and quantifying misstatements, and requires that the technique with the most severe result be used in determining whether a misstatement is material. SAB 108 was adopted by the Company on December 31, 2006. The adoption of SAB 108 did not have a material impact on the consolidated financial statements of the Company.
In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. Adoption of SFAS 159 is effective for the Company on January 1, 2008. Early adoption is permitted, provided the entity also elects to apply the provisions of SFAS 157 “Fair Value Measurements". Management of the Company is currently evaluating the potential impact of SFAS 159 on the Company’s consolidated financial statements.
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
The Bank uses the same credit policies for these off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. At September 30, 2007, the Company had outstanding commitments approximating $16.3 million.
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
     Critical Accounting Policies. The Company has not changed any of its critical accounting policies as described in its Form 10-KSB filed with the Securities and Exchange Commission on April 12, 2007. Those accounting policies relate to the judgments and estimates used in the preparation of our financial statements in the calculation of the allowance for loan losses, the accounting for impaired loans and the provision for income taxes.
Results of operations
     The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results for three-month and nine-month periods ended September 30, 2007 and 2006.
     Financial condition
     Our total assets grew 26.4% during the first nine months of 2007 to $134.3 million. Deposit growth of $20.7 million was invested in loans, which increased by $20.7 million. Federal funds sold increased due to deposit growth and business repo growth.
     Our loan to deposit ratio for the Bank decreased to 93.3% at September 30, 2007 from 97.3% at December 31, 2006, as deposit growth has outpaced loan growth. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth. Stockholders’ equity has increased by $4.6 million due primarily to net income of approximately $359,600 and proceeds from the sale of common stock of approximately $4.1 million.
     Liquidity
     We consider our liquidity to be adequate to meet operating and loan funding requirements at September 30, 2007. At September 30, 2007, our liquidity ratio (i.e. cash, short-term assets, marketable assets divided by deposits and other borrowings) was approximately 16.73% and the loan to deposit ratio, as noted above, was approximately 93.3%. As the loan portfolio grows, we will continue to monitor our liquidity and make adjustments as deemed necessary. Generally, we will attempt to invest our available funds in loans and other high yielding securities in order to increase our earnings potential. However, we must balance this objective against our need for liquidity to pay operating expenses and meet deposit withdrawal requests.
     Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks and holding companies that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We exceed the regulatory minimums on capital requirements and ratios. Management will monitor these amounts and ratios on a continuous basis. The minimum capital requirements required to be considered “adequately capitalized” for regulatory purposes and the actual capital ratios on a consolidated and Bank-only basis as of September 30, 2007 are as follows:

			Regulatory
	Actual		Minimum
	Consolidated	Bank	Requirement
Leverage capital ratios	14.72%	8.01%	4.00%
Risk-based capital ratios:
Tier one capital	17.18%	9.35%	4.00%
Total capital	18.14%	10.31%	8.00%
Our consolidated capital ratios exceed our Bank-only capital ratios because the proceeds that we received from the sale of stock (both from the exercise of warrants and the sale of our registered offering) have generally been maintained at the holding company level. If deemed appropriate the Company could inject additional capital into the Bank, which would improve its capital ratios. On a consolidated basis we expect that our capital ratios will decline as proceeds from sales of common stock in 2007 are invested in loans and other assets. However, we will monitor our capital position with the objective of remaining well capitalized.
     We have a total of $9.8 million in lines of credit with three correspondent banks. These lines of credit can be accessed as needed for liquidity and subsidiary capital needs. We also have a $3 million secured line of credit with one correspondent bank and $2.6 million in available funding with the Federal Home Loan Bank.
     Net interest income
     Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Our net interest income during the first nine months of 2007 was $3,507,000, which represented an increase of $754,000 as compared to the same period in 2006. The increase in net interest income is due primarily to an increase in the average balance of loans outstanding.
     Our yield on interest earning assets was 8.16% and 8.33% for the three months ended September 30, 2007 and 2006, respectively. The cost of interest bearing liabilities was 4.92% and 4.55% for the three months ended September 30, 2007 and 2006, respectively. Our net interest margin was 4.01% during third quarter of 2007 as compared to 4.22% for the same period of 2006.
     Our yield on interest earning assets was 8.19% and 8.13% for the nine months ended September 30, 2007 and 2006, respectively. The cost of interest bearing liabilities was 4.89% and 4.25% for the nine months ended Septmeber 30, 2007 and 2006, respectively. Our net interest margin was 4.02% during the first nine months of 2007 as compared to 4.32% for the same period of 2006.
     Provision for loan losses
     The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, non-performing and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $270,400 was made during the first nine months of 2007 based upon this evaluation process. The allowance for loan loss as a percentage of total loans was 1.00% at September 30, 2007 compared to 1.21% at December 31, 2006. The decline in this ratio is partly attributable to the fact that we had $240,000 in net charge-offs during the first nine months of 2007, which reduces the allowance for loan loss. Management believes the allowance for loan loss is adequate to meet any potential losses in the loan portfolio.
     At September 30, 2007 and 2006, non-accrual, past due and restructured loans were as follows:

	September 30,
	2007	2006
	(Dollars in thousands)
Total non-accruing loans	$50	$32
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$0	$0
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	$0	$0
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	$0	$0
     Non-accrual loans have increased from $32,000 to $50,000 from September 30, 2006 to September 30, 2007, while past due loans greater than 90 days and still accruing have remained at zero. Net charge-offs increased by $188,000 for the three months ended September 30, 2007 as compared to the corresponding period in 2006. Net (charge-offs) recoveries as a percentage of average loans outstanding were (0.23)% for the nine months ended

September 30, 2007 compared to net charge-offs as a percentage of average loans outstanding of (0.12%) for the same period in 2006.
     Information regarding the allowance for loan losses data through September 30, 2007 and 2006 is set forth in the following table.

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Average amount of loans outstanding	$104,642	$79,966

Balance of allowance for loan losses at beginning of period	1,024	864

Loans charged off
Commercial and financial	4	31
Real estate	250	38
Installment	10	45

	264	114

Loans recovered
Commercial and financial	5	—
Real estate	—
Installment	19	20

	24	20

Net (charge-offs) recoveries	(240)	(94)

Additions to allowance charged to operating expense during Period	270	196

Balance of allowance for loan losses at end of period	1,054	965

Ratio of net loan (charge-offs) recoveries during the period to average loans outstanding	(0.23)%	(0.12)%

     Non-interest income
     Non-interest income increased by $29,000 for the three-month period ended September 30, 2007 as compared to the same period in 2006. Mortgage origination fees increased $22,000 due to an increase in mortgage originators. The remainder of the increase was primarily the result of increases in various fees due to our growth.
     Non-interest income increased by $82,000 for the nine-month period ended September 30, 2007 as compared to the same period in 2006. Mortgage origination fees increased $66,000 due to an increase in mortgage originators. The remainder of the increase was primarily the result of increases in various fees due to our growth.
     Non-interest expense
     Non-interest expense increased by $312,000 for the three-month period ended September 30, 2007 as compared to the same period in 2006. The increases are due to increased salaries and employee benefits of $168,000, legal and accounting of $20,000, occupancy of $44,000, data processing of $22,000 and other operating of $41,000. Salaries and employee benefits have increased due to the annual salary increases and the staffing of our Jackson County loan production office and branch and our North Hall Branch. Legal and accounting has increased due to the increased reporting with a public reporting company. Occupancy has increased due to the cost of our two new locations. Data Processing has increased mainly due to the cost of two new locations. Other operating has increased due to the FDIC assessment that is now being expensed in 2007.
     Non-interest expense increased by $981,000 for the nine-month period ended September 30, 2007 as compared to the same period in 2006. The increases are due to increased salaries and employee benefits of $643,000, legal and accounting of $69,000, occupancy of $86,000, data processing of $49,000 and other operating of $89,000. Salaries and employee benefits have increased due to the annual salary increases and the staffing of our Jackson County loan production office and branch and our North Hall Branch. Legal and accounting has increased due to the increased reporting with a public reporting company. Occupancy has increased due to the cost of our two new locations. Data Processing has increased mainly due to the cost of two new locations. Other operating has increased due to the FDIC assessment that is now being expensed in 2007.
     Net income
     Net income decreased by $143,000 for the three-month period ended September 30, 2007 compared to the three months ended September 30, 2006, or approximately 51%. Net income decreased by $438,000 for the nine month period ended September 30, 2007 compared to the three months ended September 30, 2006, or approximately 55%. The decrease in net income is primarily due to new and increased expenses in 2007. Specifically, we had to start an accrual for income taxes beginning in January 2007. We also started accruing for the FDIC assessment that was payable beginning in September 2007. Finally, overall expenses have increased due to our two new locations. We anticipated that our expansion would temporarily reduce our net income. We believe, however, that our net income will rebound as these new locations increase their loan and deposit bases to a point where they generate a profit.
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
Item 3. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this Form 10-QSB and have concluded that the our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective. There were no changes in the our internal control over financial reporting during the third quarter of 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any material legal proceedings other than ordinary routine litigation incidental to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended September 30, 2007.
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

MOUNTAIN VALLEY BANCSHARES, INC.

Date:	November 13, 2007	/s/ Marc J. Greene

Marc J. Greene President and CEO

Date:	November 13, 2007	/s/ Rachel Marshall

Rachel Marshall Chief Financial Officer