Form 10KSB
period 2007-12-31
MOUNTAIN VALLEY BANCSHARES INC
filed 2008-04-01
CIK 1276939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended: December 31, 2007

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
     Securities registered under Section 12(b) of the Exchange Act: None
     Securities registered under Section 12(g) of the Exchange Act: None
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation 5-B continued in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     State issuer’s revenues for its most recent fiscal year. $9,951,661
     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 11, 2008 was $20,955,432.
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of February 11, 2008: 2,106,602; no par value.

i

A Warning About Forward-Looking Statements
     This document, including information incorporated by reference, contains forward-looking statements about the Mountain Valley Bancshares, Inc. (the “Company”) and its subsidiary which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, statements with respect to anticipated future operating and financial performance, growth opportunities, interest rates, cost savings and funding advantages expected or anticipated to be realized by management. Words such as “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by the Company and its management are based on beliefs, plans, objectives, goals, expectations, anticipations, estimates and the intentions of management and are not guarantees of future performance. The important factors we discuss in this report and identified in our other filings with the Securities and Exchange Commission and those presented elsewhere by our management from time to time could cause actual results to differ materially from those indicated by the forward-looking statements made in this document. These factors include:
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
     During 2004, as an organizational entity, the organizers of the Bank commenced a stock offering for the initial capitalization of the Bank. The offering was completed in 2004 with 1,012,000 shares of the Bank’s common stock being sold for $10 per share, raising capital of $10,120,000. The Bank charged $49,045 of issuance costs against these gross proceeds. After our holding company reorganization, we commenced a secondary public offering pursuant to a registration statement that was declared effective by the Securities and Exchange Commission on August 8, 2006. The offering was completed on October 25, 2007 with 586,088 shares of the company’s stock being sold for $15 per share, raising $8,791,320.
     Our executive office is located at 136 North Main Street, Cleveland, Georgia 30528. Our telephone number is (706) 348-6822. The Bank’s main office is also located at 136 North Main Street, Cleveland, Georgia 30528. In the fall of 2006 we opened a loan production office in Jefferson, Georgia. In 2007, we opened a full service branch in Hall County at 5140 Cleveland Highway, Gainesville, Georgia 30506 in the Quillan’s Corner area. In 2007, we also opened a branch in Jefferson, Georgia. At this time, we have a contract on land at corner of Highway 129 and Highway 11 in Jefferson, Georgia to build a permanent full service location.
     The principal business of the Bank is to accept deposits from the public and to make loans and other investments. The principal source of funds for the Bank’s loans and investments are demand, time, savings, and other deposits (including negotiable orders of withdrawal or NOW accounts), amortization and prepayments of loans and borrowings. The principal sources of income for the Bank are interest and fees collected on loans, interest and dividends collected on other investments and service charges. The Bank’s principal expenses are interest paid on savings and other deposits (including NOW accounts), interest paid on other borrowings, employee compensation, office expenses and other overhead expenses.
Market Area
     Our primary service area originally consisted of White County, Georgia. The Bank, however, also served the adjacent counties, or parts thereof, of Lumpkin, Hall, and Habersham to a lesser extent. The industrial makeup of this market area is very diverse with no one industry making up more than 20% of the market.
     In 2006, the Bank opened a loan production office in Jackson County, which was expanded to a full service branch in 2007. This expanded our market area to not only Jackson but to the adjacent counties as well, including Northern Gwinnett, Clark, Barrow and Banks Counties. The primary industry in the Jackson County market is manufacturing and distribution. Service and government is the second largest employer in the Jackson County market.

Industry and Competition
     Our service area covers various counties located in the Northeastern part of Georgia including White, Lumpkin, Hall, Habersham and Jackson Counties. Our marketing strategy emphasizes our local nature and involvement in the communities that make up our service area. Over the last 10 years numerous interstate acquisitions involving Georgia-based financial institutions have been announced or consummated. Though interstate banking has resulted in significant changes in the structure of financial institutions in the southeastern region, including the Bank’s service areas, management does not feel that such changes have had or will have a significant impact upon our operations.
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
     Commercial Real Estate
     We grant loans to borrowers secured by commercial real estate located in our market area. In underwriting these type loans we consider the historic and projected future cash flows of the real estate. We make an assessment of the physical condition and general location of the property and the effect these factors will have on its future desirability from a tenant standpoint. We will generally lend up to a maximum 85% loan to value ratio and require a minimum debt coverage ratio of 1.20% or other compensating factors.
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
     Construction and Development Loans
     We make residential construction and development loans to customers in our market area. Loans are granted for both speculative projects and those being built with end buyers already secured. We will only lend money to finance speculative projects when we are confident, based on all of the particular facts and circumstances, that the borrower will be able to repay the loan without relying on the real estate collateral. In other words, while we will take a security interest in the project in an abundance of caution, we will only extend credit to fund speculative projects if the financial strength of the borrower supports repayment outside of the collateral. Loans for speculative projects make up less than 20% of our total loan portfolio. This type loan is subject primarily to market and general economic risk caused by inventory build-up in periods of economic prosperity. During times of economic stress this type loan has typically had a greater degree of risk than other loan types. Unlike other types of loans, these loans are also subject to risks related to construction delays that may be caused by weather or other factors. To mitigate that risk, the board of directors and management reviews the entire portfolio on a monthly basis. The percentage of our portfolio being built on a speculative basis is tracked very closely. On a quarterly basis the portfolio is segmented by market area to allow analysis of exposure and a comparison to current inventory levels in these areas. Loan policy also provides for limits on speculative lending by borrower and by real estate project.
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
     Various types of consumer loans include the following:
•	Home equity loans — open and closed end;

•	Automobile, RV and boat financing;

•	Loans secured by deposits;

•	Overdraft protection lines; and

•	Secured and unsecured personal loans.
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
Unsecured Loans
     The vast majority of our loans are secured by assets of the borrower. Occasionally, however, we will make commercial or consumer loans on an unsecured basis. These loans may be made when we believe that the financial strength of the borrower supports repayment without the need to look toward the collateral. As of December 31, 2007 we had approximately $1,237,000 in unsecured loans, which represented 9.56% of our commercial and consumer loan portfolio and 1.19% of our total loan portfolio. As of December 31, 2006 we had approximately $971,000 in unsecured loans, which represented 11.7% of our commercial and consumer loan portfolio and 1.1% of our total loan portfolio.
Loan Participations
     We sell loan participations in the ordinary course of business when an originated loan exceeds its legal lending limit as defined by state banking laws. These loan participations are sold to other financial institutions without recourse. As of December 31, 2007, we had sold approximately $6.0 million in loan participations for an amount that equaled 5.8% of our total loans on that date. As of December 31, 2006, we had sold approximately $6.5 million in loan participations for an amount that equaled 7.7% of our total loans on that date.
     We also purchase loan participations from time to time from other banks in the ordinary course of business, usually without recourse. Purchased loan participations are underwritten in accordance with our loan policy and represent a source of loan growth to us. Although the originating financial institution provides much of the initial underwriting documentation, management is responsible for the appropriate underwriting, approval and the on-going evaluation of the loan. One risk associated with purchasing loan participations is that we often rely on information provided by the selling bank regarding collateral value and the borrower’s capacity to pay. To the extent this information is not accurate, we may experience a loss on these participations. Otherwise, we believe that the risk related to purchased loan participations is consistent with other similar type loans in the loan portfolio. If a purchased loan participation defaults, we usually have no recourse against the selling bank but will take other commercially reasonable steps to minimize our loss. As of December 31, 2007, we had purchased $10.6 million in loan participations. The total principal amount of these participations comprised 10.2% of our total loan portfolio on December 31, 2007. As of December 31, 2006, we had purchased $13.3 million in loan participations. The principal amount of these participations comprised 15.7% of our total loan portfolio on December 31, 2006.

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
     Our net loan losses to average total loans were 0.24% and 0.13% for the years ended December 31, 2007 and 2006, respectively. Historical performance is not an indicator of future performance and future results could differ materially. However, management believes that based upon historical performance, known factors, management’s judgment, and regulatory methodologies, that the current methodology used to determine the adequacy of the allowance for loan losses is reasonable.

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

New Products and Services
     In 2006, we added remote deposit and branch capture. Remote deposit allows business customers to scan checks at their business and make their deposits remotely. Branch capture allows the bank to scan checks and send our proof work over the internet. This allows the Bank to eliminate the daily cutoff time for proof work. It also allows us to reduce the need for a courier to come daily.
     We did not add any significant new products or services in 2007.
Marketing and Advertising
     Our target customers are the residents and the small businesses and their employees located within our market area. We emphasize our local ownership and management in providing banking services to these customers. We use a comprehensive marketing approach including logo, brochures, advertising in various media such as newspapers, radio, direct mailing and a website. Additionally, we sponsor community activities on an active, ongoing basis, various give-away programs, and a travel club for customers that has no age qualifying factors.
Employees
     At December 31, 2007, the Bank had 35 employees of whom 30 were full-time. We do not have any employees at the holding company level who are not also employees of the Bank. Our employees are not represented by any collective bargaining group. Management considers our employee relations to be good.
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
     Our common stock is not registered under Section 12 of the Exchange Act. However, we expect to register our common stock under Section 12 of the Exchange Act by April 29, 2008. The regulations also provide a procedure for challenging the rebuttable presumption of control.
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
     Prompt Corrective Action
     The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2007, the Bank qualified for the well-capitalized category.
     Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.
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
     Community Reinvestment Act
     The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC will evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are less than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an “outstanding” rating, once every 48 months if we receive a “satisfactory” rating and as needed if our rating is “less than satisfactory”. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.
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
     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2007 our consolidated ratio of total capital to risk-weighted assets was 20.4% and the ratio of Tier 1 Capital to risk-weighted assets was 19.3%.
     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other banking holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2007, our leverage ratio was 15.8%. The guidelines also provide that the bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.
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
     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.
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
     We currently have office space leased for a temporary full service branch at 33 Hilltop Drive, Jefferson, Georgia. We have a contract on a piece of property for a permanent location at the corner of Higway 129 and

Georgia Highway 11. We plan to move the personnel from the temporary branch to the permanent branch when the property is purchased and the building is completed.
     We currently lease the property for our full service branch located in the Clermont area at 5140 Cleveland Highway, Gainesville, Georgia. We lease this property from a partnership owned and controlled by our directors. We believe that the terms of the lease are no less favorable to the Bank than terms that would be negotiated in an arms’-length transaction. This branch opened in April 2007.
Item 3. Legal Proceedings
     We are not subject to any pending legal proceedings other than routine proceedings that are incidental to our business.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.
PART II
Item 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities
Market Information
     There has not been an established trading market for our common stock, which has only been traded inactively in private transactions. Therefore, no reliable information is available as to trades of our common stock or as to the prices at which common stock has traded.
     Management has reviewed the limited information available as to the ranges at which our common stock has been sold. The following table sets forth two fiscal years. Because of the thin trading, the following data regarding the common stock is provided for information purposes only and should not be viewed as indicative of the actual or market value of the common stock.

	Number of shares traded	High selling price	Low selling price
2007:
First Quarter	5,105	$15.00	$15.00
Second Quarter	5,200	$15.00	$15.00
Third Quarter	1,325	$15.00	$8.80
Fourth Quarter	2,250	$16.00	$14.00

2006:
First Quarter	5,416	$16.00	$14.00
Second Quarter	5,350	$15.75	$14.00
Third Quarter	187,023	$15.20	$14.00
Fourth Quarter	116,500	$15.00	$15.00
Holders
     At December 31, 2007 we had 2,106,602 shares of common stock outstanding held by 622 shareholders of record. We also had outstanding warrants and options, as detailed below under “Equity Compensation Plan Information”.
Dividend Policy
     We have never declared or paid cash dividends and cannot assure that we will be able to pay cash dividends in the foreseeable future. The payment of any future cash dividends will be at the discretion of our board of directors and will depend on, among other things, our results of operations, capital requirements, general business conditions, regulatory restrictions on the payment of cash dividends and other factors our board of directors deems relevant. Statutory and regulatory limitations apply to the Bank’s payment of dividends to us, as well as our payment of dividends to our shareholders. For a more complete discussion on the restrictions on dividends, see “Part I, Item 1, Supervision and Regulation — Payment of Dividends.”
Use of Proceeds from Registered Securities
     In August 2006 we commenced an offering of up to 800,000 shares of common stock for $15.00 per share. The effective date of the registration statement covering the offering was August 7, 2006 (SEC File No. 333-134006) and the offering commenced promptly thereafter. Through May of 2007, we had sold 442,995 of the 800,000 shares directly on a best-efforts basis without an underwriter. On May 30, 2007, we filed a post-effective amendment to our registration statement which was declared effective by the SEC in July 2007. Following the effectiveness of the post effective amendment we began to offer the remaining 357,005 shares. These shares were sold by SAMCO Capital Markets, Inc., our sales agent. This offering expired on October 25, 2007. The total stock sold in this offering was 586,088 shares for aggregate proceeds of $8,791,320. Expenses of the offering, which consist of legal, accounting, printing, marketing, sales agency fee, and other miscellaneous expenses, have been approximately $237,688. None of these expenses were paid to our directors or officers or their associates. To date, 100% of the net offering proceeds have been used for working capital purposes, including the making of loans.
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     We were incorporated as a Georgia corporation to serve as the holding company for the Bank. The Bank is a state-chartered bank that commenced operations on May 4, 2004. Through our subsidiary, we have conducted a community-oriented commercial and retail banking business focused on serving the banking needs of individuals and small- to medium-sized businesses. We have grown rapidly, increasing from $75 million in total assets at December 31, 2005 to $106 million in total assets at December 31, 2006, and $134 million in total assets at December 31, 2007.
     The following tables set forth selected measures of our financial performance and condition for the periods and dates indicated.

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Total Revenues (1)	$9,951,661	$7,549,602
Net Income	$454,504	$1,307,020

	At December 31, 2007	At December 31, 2006

Total Assets	$134,316,515	$106,203,180
Total Loans (2)	$102,694,819	$83,615,031
Total Deposits	$102,576,263	$82,434,894

(1)	Total revenue equals interest income plus total non-interest income.

(2)	Total loans reported net of loan loss reserve and unearned income.
     The following is a discussion of our financial condition at December 31, 2007 and 2006 and the results of operations for the years then ended. The purpose of this discussion is to focus on information about our financial condition and results of operations that is not otherwise apparent from the audited consolidated financial statements. Analysis of the results presented should be made with an understanding of our relatively short history. The following discussion should also be read in conjunction with our consolidated financial statements and related notes and the other financial data included elsewhere in this report.
Results of Operations
     Net Income
     Net income was approximately $454,500 in 2007 compared to $1.3 million in 2006. In 2007, we started reporting income taxes, a decrease to net income of approximately $276,900. We also recognized an approximate $272,000 income tax benefit in 2006, which increased our 2006 net income. Salaries and benefits increased by approximately $732,000 due to the opening of two new locations.
     Net Interest Income
     Our net interest income in 2007 was $4.7 million, which represented an increase of approximately $900,000 as compared to 2006. The increase in net interest income is due primarily to an increase in the average balance of loans outstanding. Our average yield on interest earning assets was 8.00% and 8.07% for the years ended December 31, 2007 and 2006, respectively. The average cost of interest bearing liabilities was 4.84% and 4.39% for the years ended December 31, 2007 and 2006, respectively. Our net interest margin was 3.96% for 2007 as compared to 4.25% for 2006. The following tables present further detail regarding the components of and changes in our net interest income.
     Our profitability depends to a large extent upon our net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments.
     Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply and other factors beyond our control may also affect interest rates. Fluctuations in market interest rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.
     Table 1: Average balances, interest income, and interest expense
     The following table contains condensed average balance sheets for the years indicated. In addition, the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the related average interest rates, net interest spread and net yield on average interest earning assets are included.

	Analysis of Net Interest Income
	for the years ended December 31, 2007 and 2006
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Deposits in banks	$28	$7	25.00%	$155	$17	10.97%
Taxable investment securities	17,085	846	4.95%	12,383	513	4.14%
Federal funds sold	1,999	95	4.75%	957	44	4.60%
Loans (1)	99,894	8,569	8.58%	75,887	6,642	8.75%
Allowance for loan losses	(1,122)			(922)
Cash and due from banks	2,452			2,006
Other assets	3,967			3,024

Total Assets	124,303			93,490

Total interest-earning assets	119,006	$9,517	8.00%	$89,382	$7,216	8.07%

	Analysis of Net Interest Income
	for the years ended December 31, 2007 and 2006
	2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Liabilities:
Noninterest-bearing demand	$4,616	$—		$6,552	$—
Interest bearing demand and savings	26,012	925	3.56%	27,357	937	3.43%
Time	64,365	3,381	5.25%	45,282	2,190	4.84%

Total deposits	94,993	4,306	4.53%	79,191	3,127	3.95%
Other borrowings	9,023	500	5.54%	5,196	287	5.52%
Other liabilities	579			285
Shareholders’ equity	19,708			8,818

Total liabilities and shareholders’ equity	124,303			93,490

Total interest-bearing liabilities	$99,400	4,806	4.84%	$77,835	3,414	4.39%

Net interest income		$4,711			$3,802

Net interest margin (2)			3.96%			4.25%
Net interest spread (3)			3.16%			3.70%

(1)	Interest income from loans includes total fee income of $277,931 and $325,405 for the years ended December 31, 2007 and 2006, respectively.

(2)	Net interest margin is net interest income divided by average interest-earning assets.

(3)	Interest rate spread is the weighted average yield on interest-earning assets minus the average rate on interest-bearing liabilities.
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
Analysis of changes in net interest income
for the years ended December 31, 2007 and 2006
(Dollars in thousands)

	2007 Compared to 2006
	Increase (decrease)
	due to change in
	Rate	Volume	Change
Income from interest-earning assets:
Interest and fees on loans	$(174)	$2,101	$1,927
Interest on taxable securities	138	195	333
Interest on Federal funds sold	5	46	51
Interest on deposits in banks	(8)	(2)	(10)

Total interest income	(39)	2,340	2,301

	2007 Compared to 2006
	Increase (decrease)
	due to change in
	Rate	Volume	Change

Expense from interest-bearing liabilities:
Interest on interest-bearing deposits	34	(46)	(12)
Interest on time deposits	268	923	1,191
Interest on borrowings	2	211	213

Total interest expense	304	1,088	1,392

Net interest income	$(343)	$1,252	$909

     Provision for Loan Losses
     The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, non-performing and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of approximately $370,000 was made during 2007 based upon this evaluation process. The allowance for loan loss as a percentage of total loans was 1.11% at December 31, 2007 compared to 1.21% at December 31, 2006. Management believes the allowance for loan loss is adequate to meet any potential losses in the loan portfolio.
     Other Income
     Other income increased by approximately $101,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006. This increase was primarily the result of increases in various fees due to the growth of the company and mortgage origination fees.
     Other Expenses
     Other expenses increased by approximately $1.2 million from 2006 to 2007. The increase was due to increased salaries and employee benefits of approximately $732,000, increased data processing expenses of approximately $85,000, and increased occupancy expense of approximately $143,000. Salaries and employee benefits increased due to the number of full time equivalent employees increasing to 33 at December 31, 2007 from 27 at December 31, 2006 and to other annual salary increases. The increase in the number of employees is due primarily to the opening of the branch in Jackson County and the branch in Hall County. The increase in data processing expenses is due to the increased volume and two new branches. Occupancy expense has increased in 2007 due to the rent expense and depreciation associated with two new locations.
Balance Sheet Review
     Total assets increased in 2007 by approximately $28.1 million, or 26.4%. The most significant increase in assets came in the growth of the loan portfolio, which grew approximately $19 million, or 22.8%. Total interest-earning assets increased by approximately $27.1 million or 26.8% at December 31, 2007 from approximately $101.2 million at December 31, 2006. We intend to keep a high ratio of interest-bearing assets to total assets to maximize profitability.
     Total deposits increased by approximately $20.1 million or 24.4% to approximately $102.6 million at December 31, 2007 from approximately $82.4 million at December 31, 2006, which funded most of our asset growth. Non-interest-bearing demand deposits increased by approximately $2.1 million, or 38.4%, interest-bearing deposits increased by approximately $18.0 million, or 23.4%. The additional funding increase of $1.1 million came from two repurchase agreements, fed funds borrowed, and Federal Home Loan Bank borrowings.
     Our loan to deposit ratio for the bank decreased to 91.8% at December 31, 2007 from 97.3% at December 31, 2006. The decrease in this ratio is due to the deposit growth in 2007. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth.

     Shareholders’ equity increased by approximately $6.7 million during 2007 primarily due to net income of approximately $455 thousand and proceeds from the sale of common stock of approximately $6.0 million.
     Securities Portfolio
     We have a portfolio of various investment securities for liquidity and interest income. The securities portfolio consists primarily of U.S. governmental agency securities with stated maturities up to ten years. The government agency mortgage pool securities in our portfolio have a stated maturity of less than three years. However, the portfolio balance reduces monthly as the underlying mortgages are paid down. Most will have an effective life that is much shorter than the stated maturity of the security.
     The carrying amounts of securities at the dates indicated are summarized as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)
U.S. governmental agencies	$20,068	$16,669
Other securities	191	218

	$20,259	$16,887

     The carrying amounts of securities in each category as of December 31, 2007 are shown in the following table according to contractual maturity classifications. Mortgage-backed securities are separately shown since actual maturities may differ from contractual maturities due to prepayments. Other securities consists of Federal Home Loan Bank Stock.

	U.S. governmental
	agencies		Other securities
	Carrying		Carrying
	Amount	Yield	Amount	Yield
	(Dollars in Thousands)		(Dollars in Thousands)

In one year or less	$2,989	3.66%	—	—
After one year through five years	7,475	4.99%	—	—
After five years through ten years	8,809	5.34%	—	—
After ten years	—	—	$191	6.27%
Mortgage-backed	795	3.66%	—	—
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

	At December 31,
	2007		2006
	Amount	%	Amount	%
	(Dollars in Thousands)
Variable Rate:

Real Estate
One — to four-family	$10,263	9.88%	$10,022	11.83%
Multi-family	—	—	—	—
Commercial	22,532	21.68%	19,339	22.83%
Construction and development	24,274	23.36%	27,415	32.37%
Other	3,717	3.58%	1,902	2.25%
Commercial	3,909	3.76%	5,219	6.16%
Consumer	1,859	1.79%	393	0.46%

	66,554	64.05%	64,290	75.90%

Fixed Rate:

Real Estate
One — to four-family	7,299	7.02%	4,870	5.75%
Multi-family	873	0.84%	267	0.32%
Commercial	9,133	8.79%	6,292	7.43%
Construction and development	10,321	9.93%	3,863	4.56%
Other	2,170	2.09%	702	0.83%
Commercial	4,970	4.78%	2,397	2.83%
Consumer	2,593	2.50%	2,023	2.38%

	37,359	35.95%	20,414	24.10%

Total:	103,913	100.00%	84,704	100.00%

Less deferred loan fees	(64)		(65)
Less allowance for loan losses	(1,154)		(1,024)

Loans, net	$102,695		$83,615

     Maturities and sensitivities to changes in interest rates
     The table below presents an analysis of maturities of loans as of December 31, 2007.

		Within		After
	Total	1 Year	1 to 5 Years	5 Years
		(Dollars in Thousands)

Consumer non real estate	$1,814	$921	$893	$—
Home equity LOC	5,100	3	14	5,083
Consumer real estate	4,150	2,092	2,023	35
Consumer LOC	25	25	—	—
Consumer construction	3,806	3,806	—	—
Consumer mobile home	457	41	377	39
Residential construction	2,211	2,207	4	—
Commercial non real estate	4,046	1,913	2,068	65
Commercial revolving	6,589	5,647	942	—
Commercial real estate	56,630	19,567	33,219	3,844
Commercial construction	1,241	1,133	108	—
Acquisition and development	17,844	16,897	947	—

	103,913	$54,252	$40,595	$9,066

Less deferred loan fees	(64)
Less allowance for loan losses	(1,154)

Loans, net	$102,695

     Nonaccrual, Past Due and Restructured Loans
     The following table presents, at the dates indicated, the aggregate nonperforming loans for the following categories:

	December 31,
	2007	2006
	(Dollars in thousands)

Total non-accruing loans	$23	$98
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$0	$0
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	$0	$0
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	$0	$0
     In the opinion of management, any loans classified by regulatory authorities as doubtful, substandard or special mention that have not been disclosed above do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. In the event of non-

performance by the borrower, these loans have collateral pledged which we believe would prevent the recognition of substantial losses. Any loans classified by regulatory authorities as loss have been charged off.
      Allowance for Loan Losses
     The allowance for loan losses is based on management’s evaluation of economic conditions, volume and composition of the loan portfolio, the historical charge off experience, the level of nonperforming and past due loans, and other indicators derived from reviewing the loan portfolio. Management calculates and makes a required adjustment to loan loss reserve monthly. At least quarterly, management also reviews economic conditions and the components of the reserve calculation and makes adjustments to the model if necessary. At December 31, 2007, the allowance for loan losses was believed to be adequate to provide for potential losses in the loan portfolio. The allowance for loan loss as a percentage of total loans was 1.11% at December 31, 2007 compared to 1.21% at December 31, 2006.
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

     Information regarding the allowance for loan losses data through December 31, 2007 and 2006 is set forth in the following table.

	December 31,
	2007	2006
	(Dollars in Thousands)
Average balance of loans outstanding	$99,894	$75,887

Balance of allowance for loan losses at beginning of year	$1,024	$863
Charge-offs:
Commercial, financial and agricultural	4	31
Real estate — construction	159	—
Real estate — mortgage	91	37
Installment loans to individuals	10	52
Lease financing	—	—

Total	264	120

Recoveries:
Commercial, financial and agricultural	5	—
Real estate — construction	—	—
Real estate — mortgage	—	—
Installment loans to individuals	19	20
Lease financing	—	—

Total	24	20

Net charge-offs	240	100

Additions to allowance charged to operations	370	261

Balance of allowance at end of year	$1,154	$1,024

Ratio of net loan charge-offs during the year to average loans outstanding during the year	0.24%	0.13%

     The allocation of our allowance for loan losses as of December 31, 2007 and 2006 was as follows:

	December 31,
	2007		2006
		Percent		Percent
		of Loans in Each		of Loans in Each
		Category to Total		Category to Total
	Amount	Loans	Amount	Loans
	(Dollars in Thousands)
Commercial, financial & agricultural	$127	10.2%	$75	7.3%
Real estate — construction	384	24.2%	171	33.6%
Real estate — other	597	63.4%	753	56.6%
Consumer	46	2.2%	25	2.5%

Total	$1,154	100%	$1,024	100%

     Through December 31, 2007 our asset quality has experienced some effects from the economic slowdown that has affected certain larger metropolitan areas such as Atlanta. So far, the real estate market in the communities that we serve has shown only moderate signs of weakness. Our loan portfolio has seen deterioration in asset quality, but not at the levels experienced by some of our peers with concentrations in Construction and Acquisition and Development Lending. We believe that the relative stability of real estate prices in our markets is attributable to the fact that our markets did not experience the large amount of over-building that plagued some other markets such as the Metropolitan Atlanta market. The deterioration in the real estate markets seen in the larger metropolitan markets may spread to our markets. If this occurs, we could experience a significant decline in asset quality. A significant decline would force us to increase our allowance for loan losses through additional provisions.
      Deposits
     The average amount of deposits and average rates paid thereon, classified as to non-interest bearing demand deposits, interest-bearing demand and savings deposits and time deposits, for the periods indicated are presented below.

	Year Ended December 31,
	2007		2006
	Amount	Rate	Amount	Rate
	(Dollars in Thousands)

Non-interest bearing demand deposits	$6,453	—	$6,552	—
Interest-bearing demand and savings deposits	26,012	3.56%	27,357	3.43%
Time deposits	64,365	5.25%	45,282	4.84%

	$96,830	4.45%	$79,191	3.95%

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2007 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through 12 months and (4) over 12 months.

(Dollars in Thousands)

Three months or less	$10,231
Over three months through six months	5,028
Over six through 12 months	13,741
Over 12 months	8,482

$37,482

     Return on Equity and Assets
     The following table summarizes the our return on average assets and return on average equity for the years ended December 31, 2007 and 2006.

	For the Years Ending
	December 31,
	2007	2006
Return on Average Assets	.34%	1.40%
Return on Average Equity	2.25%	12.89%
Average Equity as a Percentage of Average Assets	15.26%	10.84%

     Off-Balance Sheet Arrangements
     We grant commitments to extend credit and standby letters of credit to approved customers in the ordinary course of business. Generally, these commitments to extend credit have been granted on a temporary basis for seasonal or inventory requirements and have been approved by the loan committee. These commitments are recorded in the consolidated financial statements as they are funded. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitment amounts expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
     The following is a summary of the commitments outstanding at December 31, 2007 and 2006:

	2007	2006
	(Dollars in Thousands)

Commitments to extend credit	$13,366	$19,413
Standby letters of credit	397	540

	$13,763	$19,953

     Commitments to extend credit include unused commitments for open-end lines secured by 1-4 family residential properties, commitments to fund loans secured by commercial real estate, construction loans, land development loans and other unused commitments. Commitments to fund commercial real estate, construction and land development loans decreased by approximately $6.0 million at December 31, 2007 compared to 2006. This decrease is due to the decline in our commitments to the construction industry.

Liquidity
     Liquidity represents the ability to meet the needs of customers to withdraw funds from deposit accounts, to borrow funds and to meet their credit needs. We manage our liquidity needs in such a way that the needs of depositors and borrowers are met on a timely basis so that our operations are not interrupted. Sources of liquidity available to meet these needs include cash on deposit, federal funds, securities available for sale, maturities of securities and principal payments on loans. Growth in our deposit base provides an additional source as does access to funds through relationships with correspondent banks. Our liquidity needs can also be met through loan participations sold to other financial institutions. At December 31, 2007 our liquidity position was considered adequate and within guidelines set forth in our liquidity policy.
     We consider our liquidity to be adequate to meet operating and loan funding requirements at December 31, 2007. At December 31, 2007, our liquidity ratio (i.e. cash, short-term assets, marketable assets, available lines of credit divided by deposits and other borrowings) was approximately 14.9% and our loan to deposit ratio was approximately 91.8%. As the loan portfolio grows, we will continue to monitor our liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities should increase earnings potential.
     We have obtained a total of $9.8 million in lines of credit with three correspondent banks. These lines of credit can be accessed as needed for liquidity and subsidiary capital needs. We also have a $3 million secured line of credit with one correspondent bank and $3.8 million in available funding with the Federal Home Loan Bank.
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
     Our capital for regulatory purposes differs from our equity as determined under generally accepted accounting principles. Generally, “Tier 1” regulatory capital will equal capital as determined under generally accepted accounting principles less any unrealized gains or losses on securities available for sale while “Tier 2” capital includes the allowance for loan losses up to certain limitations. Total risk based capital is the sum of Tier 1 and Tier 2 capital. Our minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis at December 31, 2007 are shown below:

			Regulatory
	Actual		Minimum
	Consolidated	Bank	Requirement

Leverage capital ratios	15.80%	7.86%	4.00%
Risk-based capital ratios:
Tier one capital	19.33%	9.62%	4.00%
Total capital	20.40%	10.69%	8.00%
     Our consolidated capital ratios have increased since December 31, 2006 primarily as a result of the sale of common stock in an offering during 2007 and through the exercise of warrants that were issued upon our organization and which expired during 2007. We expect that our capital ratios will decline as we leverage these funds through the origination of new loans.
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

Analysis of Interest Sensitivity
As of December 31, 2007
(Dollars in Thousands)

	0 — 3	3 — 12	Over 1
	Months	Months	Year	Total
Interest-earning assets:
Interest-Bearing Balances	$171	$—	$—	$171
Federal Funds Sold	5,096	—	—	5,096
Securities	1,549	5,430	13,280	20,259
Loans	75,314	13,876	14,723	103,913

Total interest-earning assets	82,130	19,306	28,003	129,439

Interest-bearing liabilities:
Interest-bearing demand deposits	25,602	—	—	25,602
Savings and money markets	3,539	—	—	3,539
Time deposits	17,068	35,549	13,272	65,889
Other borrowings	10,197	—	—	10,197

Total interest-bearing liabilities	56,406	35,549	13,272	105,227

Interest rate sensitivity gap	25,724	(16,243)	14,731	24,212

Cumulative interest rate sensitivity gap	$25,724	$9,481	$24,212	$24,212

Interest rate sensitivity gap ratio	146%	54%	190%	123%

Cumulative interest rate sensitivity gap ratio	146%	110%	123%	123%

     The above table summarizes our interest-sensitive assets and liabilities as of December 31, 2007. Adjustable rate loans are included in the period in which their interest rates are scheduled to adjust. Fixed rate loans are included in the periods in which they are anticipated to be repaid based on scheduled maturities and anticipated prepayments. Investment securities are included in their period of maturity while mortgage backed securities are included according to expected repayment. Certificates of deposit are presented according to contractual maturity.
     At December 31, 2007 our cumulative one-year interest rate sensitivity gap ratio was 110%. Our targeted ratio is 80% to 120%. This indicates that the interest-earning assets will reprice during this period at a rate slightly faster than the interest-bearing liabilities. Our experience has been that not all liabilities shown as being subject to repricing will in fact reprice with changes in market rates. We have a base of core deposits consisting of interest bearing checking accounts and savings accounts whose average balances and rates paid thereon will not fluctuate with changes in the levels of market interest rates.
     With the rapidly falling interest rate environment, the table above indicates that our net interest margin will be negatively affected. In addition, the deposit rate elasticity has decreased with the liquidity scarcity.
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
Item 7. Financial Statements
     The information required by this item is incorporated in this report by reference to the consolidated financial statements contained in Exhibit 13 to this report.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 8A. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures at December 31, 2007 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about financial and operational activities was made known to them. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system has been designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of our published consolidated financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting was effective.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Item 8B. Other Information
     On March 28, 2008 the Bank entered into employment agreements with Marc J. Greene, Don E. Allison and Rachel Marshall. A brief description of the terms of these agreements follows.
     Marc J. Greene
     The Bank entered into an employment agreement with Marc J. Greene pursuant to which he serves as the Bank’s chief executive officer. The contract has an initial term of five years. The period of employment automatically extends for an additional 12 months on each anniversary of the contract unless either party gives six months’ written notice to the other that the agreement will not be extended.
     During the term of his employment, Mr. Greene will be provided with such benefits, including health insurance, automobile for personal use, life insurance and membership in social, professional and civic clubs which the board of directors determines to be in keeping with a level commensurate with a bank in a similar environment. Mr. Greene will also be entitled to four weeks vacation each year.
     Mr. Greene’s employment agreement will be terminated by his death or disability. It will also be terminated by the discharge by the Bank of Mr. Greene or by Mr. Greene’s resignation. If Mr. Greene is terminated without cause, then the Bank will pay Mr. Greene severance compensation in an amount equal to two times his annual base salary then in effect, which will be paid in installments over a 24-month period. In addition, if and to the extent that Mr. Greene timely elects COBRA continuation coverage, the Bank will pay to Mr. Greene on a monthly basis the cost of such coverage, less the amounts of premiums by active employees receiving the same coverage, for a period of 12 months from the termination date or such lesser period as Mr. Greene continues to have COBRA coverage. If Mr. Greene is terminated with cause he will be paid, as compensation for his non-compete, an amount equal to one-half of his annual base salary, which will paid in installments over a six-month period. Any severance payment to Mr. Greene is subject to certain limitations to avoid triggering taxes under Section 409A of the Internal Revenue Code.
     In the event of a “change in control” (as defined in Mr. Greene’s employment agreement) of the Bank during the term of employment, and within the one-year period following the change in control (but before he reaches 75) Mr. Greene is either terminated by the Bank (except for cause) or voluntarily resigns, then the Bank will pay Mr. Greene severance compensation in a lump sum equal to three times the sum of his base salary then in effect and the bonus paid to Mr. Greene for the previous year. The change in control payment is subject to limitation in certain instances to avoid triggering taxes under Sections 409A and 4999 of the Internal Revenue Code.
     Mr. Greene’s employment agreement provides that he will not participate in the control or management of another bank within White County, Georgia during the term of his employment and for a period of one year (or six months if the termination is without cause) after the termination of his employment agreement. He is also prohibited, during the term of his agreement and for one year thereafter, from soliciting Bank employees and from soliciting Bank customers (to the extent such customers were serviced by or under the supervision of Mr. Greene within one year immediately prior to his termination) for any competing business within White County, Georgia. The agreement also provides that he will not use or disclose the Bank’s confidential information during the term of his employment and for a period of one year after the termination of employment. He is restricted from disclosing or using the Bank’s trade secrets at all times.
     Don E. Allison
     The Bank entered into an employment agreement with Don E. Allison pursuant to which he serves as the Bank’s president. The contract has an initial term of five years. The period of employment automatically extends for an additional 12 months on each anniversary of the contract unless either party gives six months’ written notice to the other that the agreement will not be extended.
     During the term of his employment, Mr. Allison will be provided with such benefits, including health insurance, automobile for personal use, life insurance and membership in social, professional and civic clubs which the board of directors determines to be in keeping with a level commensurate with a bank in a similar environment. Mr. Allison will also be entitled to four weeks vacation each year.
     Mr. Allison’s employment agreement will be terminated by his death or disability. It will also be terminated by the discharge by the Bank of Mr. Allison or by Mr. Allison’s resignation. If Mr. Allison is terminated without cause, then the Bank will pay Mr. Allison severance compensation in an amount equal to his annual base salary then in effect, which will be paid in installments over a 12-month period. In addition, if and to the extent that Mr. Allison timely elects COBRA continuation coverage, the Bank will pay to Mr. Allison on a monthly basis the cost of such coverage, less the amounts of premiums by active employees receiving the same coverage, for a period of 12 months from the termination date or such lesser period as Mr. Allison continues to have COBRA coverage. If Mr. Greene is terminated with cause he will be paid, as compensation for his non-compete, an amount equal to one-half of his annual base salary, which will paid in installments over a six-month period. Any severance payment to Mr. Allison is subject to certain limitations to avoid triggering taxes under Section 409A of the Internal Revenue Code.

     In the event of a “change in control” (as defined in Mr. Allison’s employment agreement) of the Bank during the term of employment, and within the one-year period following the change in control (but before he reaches 75) Mr. Allison is either terminated by the Bank (except for cause) or voluntarily resigns, then the Bank will pay Mr. Allison severance compensation in a lump sum equal to three times the sum of his base salary then in effect and the bonus paid to Mr. Allison for the previous year. The change in control payment is subject to limitation in certain instances to avoid triggering taxes under Sections 409A and 4999 of the Internal Revenue Code.
     Mr. Allison’s employment agreement provides that he will not participate in the control or management of another bank within White County, Georgia during the term of his employment and for a period of one year after the termination of his employment agreement. He is also prohibited, during the term of his agreement and for one year thereafter, from soliciting Bank employees and from soliciting Bank customers (to the extent such customers were serviced by or under the supervision of Mr. Allison within one year immediately prior to his termination) for any competing business within White County, Georgia. The agreement also provides that he will not use or disclose the Bank’s confidential information during the term of his employment and for a period of one year after the termination of employment. He is restricted from disclosing or using the Bank’s trade secrets at all times.
     Rachel E. Marshall
     The Bank entered into an employment agreement with Rachel E. Marshall pursuant to which she serves as the Bank’s senior vice president and chief financial officer. The contract has an initial term of two years. The period of employment automatically extends for an additional 12 months on each anniversary of the contract unless either party gives six months’ written notice to the other that the agreement will not be extended.
     During the term of her employment, Ms. Marshall will be provided with such benefits, including health insurance, life insurance and membership in social, professional and civic clubs which the board of directors determines to be in keeping with a level commensurate with a bank in a similar environment. Ms. Marshall will also be entitled to four weeks vacation each year.
     Ms. Marshall’s employment agreement will be terminated by her death or disability. It will also be terminated by the discharge by the Bank of Ms. Marshall or by Ms. Marshall’s resignation. If Ms. Marshall is terminated without cause, then the Bank will pay Ms. Marshall severance compensation in an amount equal to her annual base salary then in effect, which will be paid in installments over a 12-month period. In addition, if and to the extent that Ms. Marshall timely elects COBRA continuation coverage, the Bank will pay to Ms. Marshall on a monthly basis the cost of such coverage, less the amounts of premiums by active employees receiving the same coverage, for a period of 12 months from the termination date or such lesser period as Ms. Marshall continues to have COBRA coverage. Any severance payment to Ms. Marshall is subject to certain limitations to avoid triggering taxes under Section 409A of the Internal Revenue Code.
     In the event of a “change in control” (as defined in Ms. Marshall’s employment agreement) of the Bank during the term of employment, and within the one-year period following the change in control (but before she reaches 75) Ms. Marshall is either terminated by the Bank (except for cause) or voluntarily resigns, then the Bank will pay Ms. Marshall severance compensation in a lump sum equal to two times the sum of her base salary then in effect and the bonus paid to Ms. Marshall for the previous year. The change in control payment is subject to limitation in certain instances to avoid triggering taxes under Sections 409A and 4999 of the Internal Revenue Code.
     Ms. Marshall’s employment agreement provides that she will not participate in the control or management of another bank within 25 miles of the Bank’s location in White County, Georgia during the term of her employment and for a period of one year after the termination of her employment agreement. She is also prohibited, during the term of his agreement and for one year thereafter, from soliciting Bank employees and from soliciting Bank customers (to the extent such customers were serviced by or under the supervision of Ms. Marshall within one year immediately prior to her termination) for any competing business within 25 miles of the Bank’s location in White County, Georgia. The agreement also provides that she will not use or disclose the Bank’s confidential information during the term of her employment and for a period of one year after the termination of employment. She is restricted from disclosing or using the Bank’s trade secrets at all times.

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
Management
     The following table and text provide certain information about the current members of our board of directors, as well as the board of our bank subsidiary, and the executive officers of both institutions, including their ages as of December 31, 2007, the position they hold, and their principal employment for at least the past five years. Each of our directors has served as a director since 2004.

Name	Age	Position(s)

R. Keith Alexander	61	Director of both institutions

Donald E. Allison	47	Director of both institutions; President and Chief Credit Officer of the Bank

B. David Barrett	53	Director of both institutions

C. Lamar Black	72	Director of both institutions

E. Ray Black, Sr.	62	Director of both institutions

Joel R. Campbell	57	Director of both institutions

John Clifford Cox, Sr.	63	Director of both institutions

Marc J. Greene	51	Director of both institutions; President of Mountain Valley Bancshares, Inc. and CEO of both institutions

Aubrey H. McIntyre	70	Director of both institutions; Corporate Secretary

June W. Parks	69	Director of both institutions

R. Gerald Sims	62	Director of both institutions
     Set forth below is a brief account of the business experience of our directors and executive officers during the past five years or more including principal occupations and employment during that period.
     R. KEITH ALEXANDER — Mr. Alexander is a native of White County. He has been the co-owner and broker of Mountain Country Realty, Inc. since 1985, and is also president and owner of Alexander Investments, Inc., a land and development company. Mountain Country Realty merged with Prudential Realty in 2004. He is a poultry grower with Fieldale Farms, and is a former director of Regions Bank of White County. He served in that capacity for ten years. He has served as the chairman of the White County Park & Recreation Board, and is the past director of the White County Rotary Club and the White County Chamber of Commerce. He has served as the past master of the Yonah Masonic Lodge. Mr. Alexander is a member of the Alpine Shrine Club. He and his wife, Sandra, reside in the White Creek Community in Cleveland.
     DONALD E. ALLISON — Mr. Allison served as our bank’s Executive Vice President and Chief Credit Officer since 2004. In January 2008, he was promoted to President of the Bank. Before Mountain Valley Community Bank, Mr. Allison served in similar capacities in credit with United Community Bank in Cleveland, Georgia from 1991 through 2004. From 1978 to 1991, he served in various capacities with White County Bank. He has a Bachelor of Business Administration in Banking and Finance from the University of Georgia. He has a

Masters of Business Administration in Accounting from Brenau University. He is a native of White County and resides there with his wife, Rose Mariee, and two children, William and Edward. Mr. Allison has been active in many civic organizations including past-president of White County Rotary Club and White County Chamber of Commerce. Currently, he serves on the Board of the Georgia Mountain Regional Economic Development Corporation and North Georgia Technical College Foundation.
     B. DAVID BARRETT, DDS — Dr. Barrett was born in northern Hall County, Georgia, and has practiced dentistry in Cleveland since July of 1980, after graduating from North Georgia College and Emory University School of Dentistry. He has served on the Board of Trustees for Truett McConnell College, and is a member and past president of the Cleveland Kiwanis Club. He is also a member of the Georgia Dental Association, American Dental Association, the Northern District Dental Society, Hinman Dewter Society and the White County Chamber of Commerce. Dr. Barrett served as a director of United Community Bank (previously White County Bank) from 1999-2003. He and his wife, Eilene, who currently teaches at White County Intermediate School, reside in Cleveland. They have three children and two grandchildren.
     C. LAMAR BLACK — Mr. Black has been in the oil business as a petroleum distributor since 1962 and is currently the Exxon Distributor in Cleveland. He is a member of the Georgia Oilmen’s Association where he has served as Director, Chairman of the Board, First and Second Vice-President, and on several committees. He was an Organizer and past Director of White County Bank. He is past president of the Kiwanis, Charter Member and Director of White County Rotary Club and past Director of the Cleveland Chamber of Commerce. He and his wife, Betty, have two children and four grandchildren. Lamar and Betty reside in Cleveland. Mr. Black is a first cousin of June W. Parks, another director.
     E. RAY BLACK, SR. — Mr. Black graduated from the University of Georgia in 1969 with a B.S. in Pharmacy, and bought the Cleveland Drug Company the same year. He has been a pharmacist in Cleveland for 34 years. He has also been part of a corporation that has owned and operated convenience and grocery stores, and is still active in real estate sales, development and construction. He currently owns the IGA in Clermont, Georgia. He and his wife, Ruth, have five children and seven grandchildren. They reside in Clarkesville.
     JOEL R. CAMPBELL — Mr. Campbell was born in Gainesville, Georgia. He received his B.S. degree from Mercer University in 1973, and his Masters Degree in Education from North Georgia College in Dahlonega in 1975. He served as the head basketball coach at White County High School from 1988-1994 and is currently the owner of Campbell Construction and Land Development Company, a position he has held since 1998. He has served as the Chairman of the Board of Education, as Chairman of the White County Commissioners and as Director of Admissions at Truett-McConnell College. Mr. Campbell served as a director of Regions Bank of White County from 2002-2003. He is active in local team sports and politics. He and his wife Connie, a former teacher, have two children and reside in Cleveland.
     JOHN CLIFFORD COX — Mr. Cox was born in Clarkesville, Georgia. He served in the Air Force until his discharge in 1970. He has been the co-owner and operator of several convenience stores in Dahlonega and Cleveland since 1991. He has also been a partner in several real estate joint ventures since 1995. He and his wife, Janet, have three children and five grandchildren. They reside in Cleveland, Georgia.
     MARC J. GREENE — Mr. Greene served as our President and Chief Executive Officer since joining the organization in 2003. In January 2008, Mr. Greene passed the duties of President of the bank to Mr. Donald E. Allison. Mr. Greene now serves as CEO of the bank and holding company. He has a Bachelor of Sciences Degree in Business Agriculture from Southeastern Louisiana University. He is an honor graduate of the National Commercial Lending School in Norman, Oklahoma, and has been involved in various aspects of banking since 1979. He served as Senior Vice President for First Guaranty Bank in Hammond, Louisiana, from 1983-1990. He served as Executive Vice President of Pickens County Bank from 1990-1996. From 1996 until 2003, he was the President of Regions Bank of White County. Mr. Greene has been active in many local civic organizations, including serving as President of the Boys and Girls Club of White County, Secretary of the White County Chamber of Commerce and on the Board of Directors of White County Rotary Club. He and his wife, Cindy, reside in Cleveland.
     AUBREY H. MCINTYRE — Mr. McIntyre has been owner and operator of Aubrey’s Barber Shop in Cleveland for 50 years. He is a member of the White County Chamber of Commerce and has been the Associate

Pastor of the Cleveland Church of God for the past 15 years. He and his wife, Joyce, have four children and reside in Cleveland.
     JUNE W. PARKS — Dr. Parks was born in White County, and grew up in the area around Helen. She graduated from North Georgia College and University with a B.S. degree in Elementary Education, and later earned a Masters Degree from the University of Georgia in Elementary Education and Education Administration. She also holds an Ed.D. in Educational Administration from Nova University. After serving for 33 years in the White County School system as a teacher and principal, she became licensed to sell real estate in 1994. From 1994 to 1999, she was employed as a real estate agent for Century 21 Jenco in Cleveland, and from 1999 to 2005, she was employed as a real estate agent for Alco Realty, Inc. in Cleveland. From 2005 to 2007, she was employed as a real estate agent for Prudential North Georgia Realty, Inc. In 2008, she joined Buckeye Realty, Inc. in Cleveland, Georgia. She and her husband, Bobby, have owned and operated a cheese and wine shop, “The Cheese Hoop,” in Helen for 15 years. She was a charter member of both the Helen Chamber of Commerce and the White County Chamber of Commerce. She is currently a member of the White County Rotary Club. She is a member of Cleveland First Baptist Church. She and Bobby, a former teacher and coach, live in Cleveland and have one son and three grandchildren. Dr. Parks is a first cousin of C. Lamar Black, another director.
     R. GERALD SIMS — Mr. Sims was born in Greenville, South Carolina, but has lived most of his life in White County, where his father’s family originated. His wife, Rebecca, was born and raised in Cleveland. In 1978, he opened Simco Interiors, Inc., a commercial construction contracting business, and has served as its chief executive office until the present time. In 2002, he became an active partner in TADventureS, Inc. and opened Yonah Bowl and Skate, a family oriented recreational facility in White County. He is also an active farmer and has served as past director, and is a current member of North Georgia Cattlemen’s Association, and is a member of the Georgia Poultry Growers Association. Gerald also maintains residential rental property in Hall County. He and his wife have three daughters, eight grandchildren and four great-grandchildren. They maintain their home in Sautee, Georgia.
Compliance with Section 16(a) of the Exchange Act
     Section 16(a) of the Securities Exchange Act of 1934 requires officers, directors and greater than 10% stockholders of companies with equity securities registered pursuant to Section 12 of the Exchange Act to file ownership reports with the SEC. Our insiders are not yet subject to this requirement since our common stock is not registered under Section 12 of the Exchange Act. We expect, however, to register our common stock under Section 12 of the Exchange Act during 2008. At such time, our insiders will begin to comply with the requirements of Section 16(a) of the Exchange Act.
Code of Ethics
     The Bank has adopted a code of ethics applicable to its officers and employees. Although the code does not satisfy all of the criteria set forth in Item 406(b) of the Securities and Exchange Commission Regulation S-B, the board of directors believes that it is reasonably designed to promote ethical conduct and prevent conflicts of interest. Because the existing code accomplishes these objectives, the board of directors did not believe that it was necessary to adopt an additional code of ethics that complies with the SEC definition at this time, although we may do so in the future.
Consideration of Director Candidates
     In evaluating potential nominees, the board of directors believes that, at a minimum, a director candidate must possess personal and professional integrity, sound judgment and forthrightness. A director candidate must also have sufficient time and energy to devote to the Company’s affairs and be free of conflicts of interest. The board of directors will also consider the extent of the candidate’s business acumen and experience and such other factors, including stock ownership, as it deems appropriate in any given circumstance. Other than these general guidelines and adherence to the Company’s bylaws, the board of directors does not have any formal procedures that it follows in connection with the nominations process. The board of directors believes that its existing practice gives it the flexibility that it needs to best serve the interests of the Company’s shareholders.

     The board of directors will consider nominees recommended by shareholders, although it has not actively solicited recommendations from shareholders nor has it established any formal procedures for this purpose other than as set forth in the Company’s bylaws. Any such recommendations should be sent to the attention of the Company’s Secretary at the Company’s main address.
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
Item 10. Executive Compensation
Summary Compensation Table
     The table below provides information concerning the compensation paid to our chief executive officer and our two most highly compensated executive officers (other than our CEO) for services in all capacities for the years ended 2007 and 2006.

						Non-Equity	Nonqualified
						Incentive Plan	Deferred	All Other
Name and				Stock	Option	Compensation	Compensation	Compensation
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	($)	Earnings ($)	($)	Total ($)

Marc J. Greene	2007	172,500	2,500	—	—	—	5,250	359	180,609
CEO	2006	162,692	5,000	—	—	—	—	276	167,968

Donald E. Allison	2007	152,500	2,500	—	—	—	4,650	198	159,848
President and Chief	2006	142,692	5,000	—	—	—	—	149	147,841
Credit Officer

Rachel E. Marshall	2007	100,084	2,500	—	—	—	3,116	1,354	107,054
SVP and Chief	2006	87,170	2,500	—	—	—	—	1,390	91,060
Financial Officer
Outstanding Equity Awards at December 31, 2007
     The following table provides information concerning unvested options, unexercised options, and equity incentive plan awards for each of our named executive officers as of December 31, 2007.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Marc J. Greene	63,250	—	8.00	5/4/2014
CEO	18,750 *	—	8.00	5/10/2014
Donald E. Allison	50,600	—	8.00	5/4/2014
President and Chief Credit Officer
Rachel E. Marshall	12,500	—	8.00	5/4/2014
SVP and Chief Financial Officer

*	These represent warrants that were granted to our organizers for the risk that they undertook during the start-up phase of the Bank. Each organizer was granted one warrant for each share of common stock that they purchased in the Bank’s initial offering.
Retirement Benefits
     There are no retirement benefits that are agreed upon through any of the employment contracts that the bank has signed with any of its employees.
Potential Payments Upon Termination or Change in Control
     We have employment contracts with each of our named executive officers that provide for potential payments upon termination or a change in control. The details of the provisions of these contracts are described in item 8B. and incorporated into this section by reference.
2007 Director Compensation
     Our directors did not receive any compensation in 2007. Georgia law prohibits payment of director fees until we have made a cumulative profit. We reached cumulative profitability in the fourth quarter of 2007. We intend to start paying director fees in 2008.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The following table sets forth the beneficial ownership of our common stock as of January 30, 2008, by each of our directors, each of our executive officers, and all of the directors and executive officers as a group. Except as set forth in the following table, we know of no person who beneficially owns more than 5% of our common stock.

	Number of shares of
	common stock
Name of beneficial owner	beneficially owned (1)		Percentage

R. Keith Alexander	34,375	(2)	1.6%
Donald E. Allison	85,310	(3)	4.0%
B. David Barrett	67,000	(4)	3.2%
C. Lamar Black	135,750	(5)	6.4%
E. Ray Black, Sr.	129,982	(6)	6.1%
Joel R. Campbell	79,000	(7)	3.7%
John Clifford Cox, Sr.	44,788	(8)	2.1%
Marc J. Greene	110,829	(9)	5.1%
Aubrey H. McIntyre	62,333	(10)	2.9%
June W. Parks	34,375	(11)	1.6%
R. Gerald Sims	75,750	(12)	3.6%
All current directors and executive officers as a group (11 persons)	859,492	(13)	34.7%

(1)	The information shown above is based upon information furnished by the named persons and based upon “beneficial ownership” concepts set forth in rules promulgated under the Exchange Act. Under such rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any security of which that person has the right to acquire beneficial ownership within 60 days. In accordance with SEC rules, percentages were calculated based on the amount of outstanding shares plus, for each such person or group, any shares that person or group has the right to acquire within 60 days through stock options.

(2)	Includes warrants to purchase 15,625 shares at $8.00 per share.

(3)	Includes options to purchase 50,600 shares at $8.00 per share. Also includes 710 shares held by Mr. Allison as a custodian for his children.

(4)	Includes warrants to purchase 25,000 shares at $8.00 per share.

(5)	Includes warrants to purchase 43,750 shares at $8.00 per share. Also includes 7,500 shares held by Mr. Black’s spouse. Mr. Black disclaims beneficial ownership of the shares held by his spouse.

(6)	Includes warrants to purchase 43,750 shares at $8.00 per share. Also includes 1,616 shares held by Mr. Black’s spouse. Mr. Black disclaims beneficial ownership of the shares held by his spouse.

(7)	Includes warrants to purchase 31,250 shares at $8.00 per share.

(8)	Includes warrants to purchase 18,750 shares at $8.00 per share.

(9)	Includes warrants to purchase 18,750 shares at $8.00 per share and options to purchase 63,250 shares at $8.00 per share. Also includes 1,000 shares held by Mr. Greene as custodian for his children and 250 shares held by Mr. Greene’s spouse. Also includes 312 shares held by Mr. Greene as executor of his mother’s estate. Mr. Greene disclaims beneficial ownership of the shares held by his spouse.

(10)	Includes warrants to purchase 18,750 shares at $8.00 per share. Also includes 4,625 shares held by Mr. McIntyre’s spouse. Mr. McIntyre disclaims beneficial ownership of the shares held by his spouse.

(11)	Includes warrants to purchase 15,625 shares at $8.00 per share.

(12)	Includes warrants to purchase 31,250 shares at $8.00 per share. Also includes 7,000 shares held by his company.

(13)	Includes warrants to purchase 262,500 shares at $8.00 per share and options to purchase 113,850 shares at $8.00 per share.
Equity Compensation Plan Information
     The following table sets forth information relating to our outstanding warrants and options as of December 31, 2007.

	Number of
	common shares
	to be issued	Weighted-	Number of
	upon the	average exercise	common shares
	exercise of	price of	remaining
	outstanding	outstanding	available for
	options	options	future issuance
Equity compensation plans approved by security holders	193,330	$9.44	59,670
Equity compensation plans not approved by security holders*	262,500	$8.00	0
Total	455,830	$8.61	59,670

*	These consist of warrants originally issued by the Bank to its organizers and subsequently assumed by us in connection with the Bank’s reorganization into a holding company structure.
Item 12. Certain Relationships and Related Transactions, and Director Independence
     From time to time our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, may have banking transactions in the ordinary course of business with the Bank. The Bank’s policy is that any loans or other transactions with those persons or entities (a) are made in accordance with applicable law and the Bank’s lending policies, (b) are made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) do not involve more than the normal risk of collectibility or present other unfavorable features to the Bank. In addition, all future transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction. As of December 31, 2007, the amount of credit extended to directors, executive officers and their affiliates was approximately $3.7 million, or approximately 17.6% of our consolidated shareholders’ equity.
     The Bank has entered into a lease for its North Hall branch with a partnership that is owned by our directors. Under the terms of the lease, the Bank pays rent to the partnership of $11,000 per month. The lease term is 20 years with the possibility of two five-year extensions. We believe that the terms of this lease are consistent with market standards for leases of similar properties.

     All directors except Marc Greene and Don Allison meet the definition of an independent director set forth in NASDAQ Marketplace Rule 4200(a)(15).
Item 13. Exhibits
     The following exhibits are furnished with this report:

Exhibit
Number	Description

2.1	Merger Agreement and Plan of Reorganization dated February 1, 2005 (incorporated by reference to exhibit 2.1 to Form SB-2 filed by the Company on May 11, 2006 — File No. 333-134006)

3.1	Articles of incorporation (incorporated by reference to exhibit 3.1 to the Company’s Form SB-2 filed with the SEC on February 19, 2004 — File No. 333-112960)

3.2	Articles of amendment to articles of incorporation (incorporated by reference to exhibit 3.2 to Form SB-2 filed by the Company on May 11, 2006 — File No. 333-134006)

3.3	Bylaws (incorporated by reference to exhibit 3.2 to the Registrant’s Form SB-2 filed with the SEC on February 19, 2004 — File No. 333-112960)

10.1	Stock Option Plan* (incorporated by reference to exhibit 10.1 to Form SB-2 filed by the Company on May 11, 2006 — File No. 333-134006)

10.2	Form of Warrant Agreement for Organizing Directors* (incorporated by reference to exhibit 10.2 to Form SB-2/A filed by the Company on June 30, 2006 — File No. 333-134006)

10.3	Employment agreement with Marc J. Greene*

10.4	Employment agreement with Donald E. Allison*

10.5	Employment agreement with Rachel E. Marshall*

13	Consolidated Financial Statements of Mountain Valley Bancshares, Inc.

21	Subsidiaries of the Registrant (incorporated by reference to exhibit 21 to Form SB-2 filed by the Company on May 11, 2006 — File No. 333-134006)

31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certificate of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.
Item 14. Principal Accountant Fees and Services
Audit Fees
     Our independent public accountant, Cherry, Bekaert & Holland L.L.P., billed us $56,300 for 2007 and $35,500 for 2006 for professional services relating to the annual audit, the reviews of the our quarterly reports on Form 10-QSB, and other services that are normally provided by the accountant in connection with statutory and regulatory filings.

     The Audit Committee of our Board of Directors believes that the provision of the services covered under the captions “Audit-Related Fees,” “Tax Fees” and “All Other Fees” below is compatible with maintaining the independence of Cherry, Bekaert & Holland L.L.P.
Audit-Related Fees
     Cherry, Bekaert & Holland L.L.P. billed us $2,000 for 2007 and $12,425 for 2006 for professional services relating to consultation on SEC and bank regulatory filing requirements and our Form SB-2 registration statement.
Tax Fees
     Cherry, Bekaert & Holland L.L.P. billed us $4,750 for 2007 and $1,800 for 2006 for professional services relating to tax compliance, tax advice and tax planning.
All Other Fees
     Cherry, Bekaert & Holland L.L.P. billed us $8,000 for professional services during 2007.
Preapproval by Audit Committee
     The Audit Committee did not have a formal charter, but it has an informal policy that it must give advanced approval of any non-audit services to be performed by our independent public accountants, provided that such services are not otherwise prohibited by law. Therefore, 100% of the services described under the headings “Audit-Related Fees”, “Tax Fees” and “All Other Fees” were pre-approved by the Audit Committee.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN VALLEY BANCSHARES, INC.
Date: March 31, 2008	/s/ Marc J. Greene
Marc J. Greene
President and CEO

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Position	Date

/s/ Marc J. Greene	Chief Executive	March 31, 2008
Marc J. Greene	Officer/Director

/s/ Rachel E. Marshall	Chief Financial Officer	March 31, 2008
Rachel E. Marshall	(Principal Financial and Accounting Officer)

/s/ R. Keith Alexander	Director	March 31, 2008
R. Keith Alexander

/s/ Donald E. Allison	President/Director	March 31, 2008
Donald E. Allison

/s/ B. David Barrett	Director	March 31, 2008
B. David Barrett

/s/ C. Lamar Black	Director	March 31, 2008
C. Lamar Black

/s/ E. Ray Black	Director	March 31, 2008
E. Ray Black

/s/ Joel R. Campbell	Director	March 31, 2008
Joel R. Campbell

/s/ J. Clifford Cox	Director	March 31, 2008
J. Clifford Cox

/s/ Aubrey H. McIntyre	Director	March 31, 2008
Aubrey H. McIntyre

Name	Position	Date

/s/ June W. Parks	Director	March 31, 2008
June W. Parks

/s/ R. Gerald Sims	Director	March 31, 2008
R. Gerald Sims
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.
     The Company plans to provide audited financial statements to shareholders. The Company’s financial statements are included in the pages that follow.