Form 10-Q
period 2008-03-31
MOUNTAIN VALLEY BANCSHARES INC
filed 2008-05-14
CIK 1276939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: March 31, 2008 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number: 000-53196
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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of April 1, 2008: 2,106,602; no par value.
     Transitional Small Business Disclosure Format (check one)    Yes ☐    No ☑

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS AS OF
MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks, including reserve requirements of $534,000 and $400,000, respectively	$2,213,918	$1,779,649
Interest-bearing deposits	2,820,526	171,194
Federal funds sold	25,000	5,096,000
Securities available-for-sale, at fair value	19,094,628	19,069,773
Securities held-to-maturity	998,904	998,502
Federal Home Loan Bank stock, at cost	376,400	191,000
Loans, net	105,311,002	102,694,819
Land Deposit	10,000	10,000
Premises and equipment, net	2,322,228	2,359,288
Accrued interest receivable	898,013	940,747
Other Real Estate Owned	599,099	636,599
Other assets	276,737	368,944

	$134,946,455	$134,316,515

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$7,563,845	$7,545,843
Interest-bearing	95,565,588	95,030,420

Total deposits	103,129,433	102,576,263
Other borrowings	10,150,362	10,196,578
Other liabilities	350,233	492,347

Total liabilities	113,630,028	113,265,188

Shareholders’ equity
Common stock, par value $0.00; 5,000,000 shares authorized; 2,106,602 and 2,106,602 shares issued and outstanding	—	—
Paid-in capital	20,843,514	20,839,186
Retained earnings	94,177	32,773
Accumulated other comprehensive income	378,736	179,368

Total stockholders’ equity	21,316,427	21,051,327

	$134,946,455	$134,316,515

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Interest income
Interest and fees on loans	$1,918,911	$1,967,187
Interest on taxable securities	247,734	204,048
Interest on federal funds sold	7,066	8,980
Interest on deposits in other banks	4,215	2,184

	2,177,926	2,182,399

Interest expense
Interest on deposits	949,784	957,225
Interest on other borrowings	105,335	141,536

	1,055,119	1,098,761

Net interest income	1,122,807	1,083,638
Provision for loan losses	75,000	94,300

Net interest income after provision for loan losses	1,047,807	989,338

Noninterest income
Service charges on deposit accounts	3,900	3,344
Other service charges, commissions and fees	44,675	41,471
Mortgage origination fees	55,126	49,005
Other	13,272	116

	116,973	93,936

Noninterest expense
Salaries and employee benefits	608,146	555,272
Equipment	47,795	53,114
Occupancy	96,088	42,300
Advertising and marketing	28,705	31,682
Legal and accounting	55,931	45,555
Telephone	7,844	8,238
Supplies	15,665	18,915
Data processing fees	106,871	78,025
Other operating	98,697	70,391

	1,065,742	903,492

Income before income taxes	99,038	179,782
Applicable income taxes	37,634	67,460

Net income	$61,404	$112,322

Basic earnings per share	$0.03	$0.07

Diluted earnings per share	$0.03	$0.06

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS
ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Net income	$61,404	$112,322

Other comprehensive income:
Net unrealized holding gains arising during period, net of tax of $122,193 and $14,471	199,368	23,611
Total other comprehensive income	199,368	23,611

Comprehensive income	$260,772	$135,933

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS
ENDED MARCH 31, 2008
(UNAUDITED)

	Common Stock				Accumulated
					Other
			Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2007	2,106,602	$0	$20,839,186	$32,773	$179,368	$21,051,327
Net income	—	—	—	61,404	—	61,404
Change in fair value of available for sale securities, net of tax of $122,193	—	—	—	—	199,368	199,368
Stock Option Expense	—	—	4,328			4,328

Balance, March 31, 2008	2,106,602	$0	$20,843,514	$94,177	$378,736	$21,316,427

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS
ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$61,404	$112,322
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	50,728	53,793
Provision for loan losses	75,000	94,300
Stock-based compensation expense	4,328	6,612
Decrease (Increase) in interest receivable	42,734	(103,984)
Increase (decrease) in interest payable	(16,691)	26,303
Gain on sale of securities available for sale	(11,385)	—
Gain on sale of other real estate	(1,748)	—
Net other operating activities	(155,409)	47,632

Total adjustments	(12,443)	124,656

Net cash provided by operating activities	48,961	236,978

INVESTING ACTIVITIES
(Increase) in interest-bearing deposits in banks	(2,649,332)	—
Purchases of securities available for sale	(3,051,250)	(802,179)
Proceeds from maturities of securities available for sale	1,559,421	1,358,656
Proceeds from the sale of securities available for sale	1,799,920	—
Purchase of Federal home loan bank stock, net	(185,802)	(86,800)
(Increase) decrease in federal funds sold	5,071,000	(1,839,000)
Proceeds from sale of other real estate	39,248	—
(Increase) in loans, net	(2,691,183)	(12,064,331)
Purchase of premises and equipment	(13,668)	(65,761)

Net cash (used in) investing activities	(121,646)	(13,499,415)

FINANCING ACTIVITIES
Increase in deposits	553,170	10,995,659
Increase (decrease) in repurchase agreements	(2,996,217)	793,136
Proceeds from other borrowings	2,950,001	—
Repayment of other borrowings	—	(381,242)
Issuance of common stock, net	—	1,666,250

Net cash provided by financing activities	506,954	13,073,803

Net increase (decrease) in cash and due from banks	434,269	(188,634)
Cash and due from banks at beginning of year	1,779,649	1,745,107

Cash and due from banks at end of period	$2,213,918	$1,556,473

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
The financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto and the report of registered independent public accounting firm included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2008. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.
The financial information included herein reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-based Compensation
During 2004 the Bank adopted the 2004 Stock Option Plan (the “Plan”) for eligible directors, officers, and key employees of the Bank. Options are granted to purchase common shares at a price not less than the fair value of the common stock at the date of grant, with fair value being established by the Board of Directors. The Bank has reserved and made available under the Plan 253,000 shares of the Bank’s common stock.
The Plan provides for the grant of both incentive and nonqualified stock options. The Board of Directors of the Company establishes to whom options shall be granted and determines exercise prices, vesting requirements, and the number of shares covered by each option.
For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option’s vesting period. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. In management’s opinion, the model does not necessarily provide a reliable single measure of the fair value of options.
The Board of Directors determines vesting requirements at the time options are granted, and generally provide for vesting over a three year period. The Plan provides that the term may not exceed ten years.
A summary of the Company’s stock option activity, and related information, for the three months ended March 31, 2008 follows. Exercise price per share information is based on weighted averages.

		Exercise
		Price
	Options	Per Share
Outstanding at December 31, 2007	193,330	$9.44
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2008	193,330	$9.44
Exercisable at March 31, 2008	167,076	$8.64

No options were exercised for the three months ended March 31, 2008 and March 31, 2007.
Note 3 — Earnings per share
Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers and others with the Company, diluted earnings per share has been presented in the Consolidated Statements of Income.
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31, 2008
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$61,404
Basic EPS
Income available to common shareholders	61,404	2,106,602	$0.03
Effect of dilutive securities
Options and Warrants		177,720	(0.00)

Diluted EPS
Income available to common shareholders and assumed conversions	$61,404	2,284,322	$0.03

	For the Three Months Ended March 31, 2007
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$112,322
Basic EPS
Income available to common shareholders	112,322	1,659,983	$0.07
Effect of dilutive securities
Options and Warrants		284,033	(0.01)

Diluted EPS
Income available to common shareholders and assumed conversions	$112,322	1,944,016	$0.06

Note 4 — Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. SFAS 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. The Company adopted this statement on January 1, 2008. As of March 31, 2008, the Company had securities available for sale totaling approximately $19.1 million that were reported at fair value in accordance with

SFAS 157. Determination of fair value, which is provided by a third party, was based on evaluations of observable market data, utilizing information such as benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads, and other types of reference data. Based on the fair value hierarchy, as outlined in SFAS 157, our valuation techniques are considered Level 2 inputs, which represent significant other observable inputs.
In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities”- including an amendment of SFAS 115. SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. This statement is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted under special rules. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.
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
The Bank uses the same credit policies for these off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. At March 31, 2008, the Company had outstanding commitments approximating $15.7 million.
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
Introduction
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
     Critical Accounting Policies. The Company has not changed any of its critical accounting policies since those disclosed in its Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2008. Those

accounting policies relate to the judgments and estimates used in the preparation of our financial statements in the calculation of the allowance for loan losses, the accounting for impaired loans and the provision for income taxes.
Overview
     Our first quarter results were highlighted by slower loan growth and compressed net interest margins. Our net income declined to $61,404 for the first quarter of 2008 from $112,322 for the first quarter of 2007, primarily as a result of the drop in net interest margin and an increase in other operating expenses. Our total assets remained relatively stable over the first quarter of 2008, increasing only marginally from $134.3 million at December 31, 2007 to $134.9 million at March 31, 2008. Many of the communities throughout Georgia, including some of the communities that we serve, are currently experiencing a downturn in the real estate market, especially as it relates to the acquisition, construction and development of residential housing. Although we have not experienced any material increase in delinquencies or nonaccrual loans, we have slowed down our loan production due to a general decrease in development activity.
     While our loan losses have been minimal, we have been directly impacted by the interest rate reductions initiated by the Federal Reserve in response to the broad market conditions. Because our loans generally reprice more quickly than our deposits, the declining interest rate environment has compressed our net interest margin. This has caused our net interest margin for the first quarter of 2008 to drop by 50 basis points from 4.05% for the first quarter of 2007 to 3.55% for the first quarter of 2008. We expect that our net interest margin will improve over the next several months as our deposits begin to reprice at lower rates. However, if the weakening real estate market begins to affect our loan portfolio, any resulting increase in nonperforming loans could offset the benefit that is produced by the repricing of our deposits.
Results of operations
     The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results for three-month periods ended March 31, 2008 and 2007.
     Financial condition
     Our total assets grew 0.4% during the first three months of 2008 to $134.9 million. Loan growth of $2.6 million was funded by fed funds sold which decreased $5.1 million. The remainder of the fed funds sold was transferred to interest bearing deposits which increased $2.6 million.
     Our loan to deposit ratio for the bank decreased to 93.8% at March 31, 2008 from 97.3% at December 31, 2007. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth. Stockholders’ equity has increased by $265 thousand due primarily to net income of $61,000 and increase in Fair Value of Available for Sale Securities of $199,000.
     Liquidity
     We consider our liquidity to be adequate to meet operating and loan funding requirements at March 31, 2008. At March 31, 2008, the bank’s liquidity ratio (i.e. cash, short-term assets, marketable assets, available lines of credit divided by deposits and other borrowings) was approximately 13.84% and the loan to deposit ratio, as noted above, was approximately 93.8%. As the loan portfolio grows, we will continue to monitor the liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities should increase earnings potential.
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

	Actual
				Regulatory
				Minimum
			Regulatory	Requirements
			Minimum	For Well Capitalized
	Consolidated	Bank	Requirement	Status
Leverage capital ratios	15.83%	7.90%	4.00%	5.00%
Risk-based capital ratios:
Tier one capital	19.08%	9.52%	4.00%	6.00%
Total capital	20.19%	10.63%	8.00%	10.00%
     We have obtained a total of $9.8 million lines of credit with three correspondent banks. These lines of credit can be accessed as needed for liquidity and subsidiary capital needs. We also have a $3 million secured line of credit with one correspondent bank and $2.9 million in available funding with the Federal Home Loan Bank.
     Net interest income
     Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Our net interest income during the first quarter of 2008 was $1,123,000, which represented an increase of $39,000 as compared to the same period in 2007. The increase in net interest income is due to an increase in the average balance of loans outstanding as the spread between yields on interest-earning assets and interest-bearing liabilities decreased. Our yield on interest earning assets was 6.91% and 8.23% for the three months ended March 31, 2008 and 2007, respectively. The cost of interest bearing liabilities was 4.10% and 4.82% for the three months ended March 31, 2008 and 2007, respectively. Our net interest margin was 3.55% during the first quarter of 2008 as compared to 4.05% for the first quarter of 2007.
     Provision for loan losses
     The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, non-performing and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $75,000 was made during the first quarter of 2008 based upon this evaluation process. The allowance for loan loss as a percentage of total loans was 1.15% at March 31, 2008 compared to 1.11% at December 31, 2007. Management believes the allowance for loan loss is adequate to meet any potential losses in the loan portfolio.
     At March 31, 2008 and 2007, non-accrual, past due and restructured loans were as follows:

	March 31,
	2008	2007
	(Dollars in thousands)
Total non-accruing loans	$165	$1,227
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$0	$0
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	$0	$0
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	$0	$0

     Non-accrual loans have decreased from $1.2 million at March 31, 2007 to $165 thousand at March 31, 2008 while past due loans greater than 90 days and still accruing have remained at zero. Net charge-offs increased by $23,000 for the three months ended March 31, 2008 as compared to the corresponding period in 2007. During the first quarter of 2007, we recovered slightly more loans than we charged off. Therefore, net charge-offs as a percentage of average loans outstanding were (0.01%) for the three months ended March 31, 2008 compared to net recoveries as a percentage of average loans outstanding of 0.02% for the same period in 2007.
     There were $1,269,300 and $0 impaired loans that had related allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at March 31, 2008 and 2007. The Company’s allowance for loan loss includes $173,582 for these impaired loans.
     Information regarding the allowance for loan losses data through March 31, 2008 and 2007 is set forth in the following table.

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Average amount of loans outstanding	$105,006	$90,712

Balance of allowance for loan losses at beginning of period	1,154	1,024

Loans charged off
Commercial and financial		2
Real estate
Installment	9

	9	2

Loans recovered
Commercial and financial		6
Real estate
Installment	1	10

	1	16

Net (charge-offs) recoveries	(8)	14

Additions to allowance charged to operating expense during Period	75	94

Balance of allowance for loan losses at end of period	1,221	1,132

Ratio of net loan (charge-offs) recoveries during the period to average loans outstanding	(0.01%)	0.02%

     Non-interest income
     Non-interest income increased by $23,000 for the three-month period ended March 31, 2008 as compared to the same period in 2007. In March 2008, we had a gain on the sale of other real estate owned in the amount of $2 thousand. We also had a gain on the sale of securities available for sale $11 thousand. Mortgage origination fees increased $6,000. The remainder of the increase was primarily the result of increases in various fees due to our growth.
     Non-interest expense
     Non-interest expense increased by $162,000 for the three-month period ended March 31, 2008 as compared to the same period in 2007. The increases are due to increased salaries and employee benefits of $53,000, data processing expenses of $29,000, occupancy expense of $54,000, and other operating of $28,000. Salaries and employee benefits have increased due to the annual salary increases and the staffing of our Jackson County and Hall County branch offices. Data processing expense has increased due to our growth. Occupancy expense increased due to the opening of our Jackson County and Hall County branch offices. Other operating has increased due to directors’ fees that we started paying in 2008 and general operations of the Bank.
     Net income
     Net income decreased by $51,000 for the three-month period ended March 31, 2008 compared to the three months ended March 31, 2007, or approximately 45%. The decrease in net income is due to the increases in non interest expenses in 2008 and the reduction in net interest margin.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     This item is not applicable since we are a smaller reporting company.

Item 4.	Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this Form 10-Q and have concluded that the our disclosure controls and procedures are effective. There were no changes in the our internal control over financial reporting during the first quarter of 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     We are not a party to any material legal proceedings other than ordinary routine litigation incidental to our business.
Item 1a. Risk Factors
     This item is not applicable since we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2008.

Item 5.	Other Information
     None.

Item 6.	Exhibits
     The following exhibits are included with this report:
31.1	Certificate of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN VALLEY BANCSHARES, INC.

Date:	May 14, 2008	/s/ Marc J. Greene Marc J. Greene President and CEO
Date:	May 14, 2008	/s/ Rachel Marshall Rachel Marshall Chief Financial Officer