Form 10-Q
period 2008-06-30
MOUNTAIN VALLEY BANCSHARES INC
filed 2008-08-14
CIK 1276939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: June 30, 2008
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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☑
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of July 15, 2008: 2,115,352; no par value.
     Transitional Small Business Disclosure Format (check one)     Yes    No ☑

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
     This report contains certain “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. “Forward-looking statements,” which are based on certain assumption and describe our future plans, strategies and expectations, may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements, include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors that could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for commercial, mortgage, consumer and other loans, real estate values, competition, changes in accounting principles, policies or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect our financial results, is included in our other filings with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MOUNTAIN VALLEY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS AS OF
JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Cash and due from banks, including reserve requirements of $870,000 and $400,000, respectively	$2,007,749	$1,779,649
Interest-bearing deposits	53,310	171,194
Federal funds sold	794,000	5,096,000
Securities available-for-sale, at fair value	23,625,937	19,069,773
Securities held-to-maturity	999,284	998,502
Federal Home Loan Bank stock, at cost	506,900	191,000
Loans, net	107,586,224	102,694,819
Land Deposit	—	10,000
Premises and equipment, net	2,300,249	2,359,288
Accrued interest receivable	817,172	940,747
Other Real Estate Owned	599,099	636,599
Other assets	587,376	368,944

	$139,877,300	$134,316,515

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$7,274,740	$7,545,843
Interest-bearing	96,376,275	95,030,420

Total deposits	103,651,015	102,576,263
Other borrowings	14,865,369	10,196,578
Other liabilities	350,060	492,347

Total liabilities	118,866,444	113,265,188

Shareholders’ equity
Common stock, par value $0.00; 5,000,000 shares authorized; 2,115,352 and 2,106,602 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Paid-in capital	20,917,289	20,839,186
Retained earnings	104,459	32,773
Accumulated other comprehensive income (loss)	(10,892)	179,368

Total stockholders’ equity	21,010,856	21,051,327

	$139,877,300	$134,316,515

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS
ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Interest income
Interest and fees on loans	$1,739,726	$2,154,324
Interest on taxable securities	293,219	193,628
Interest on federal funds sold	7,917	27,882
Interest on deposits in other banks	6,085	5,423

	2,046,947	2,381,257

Interest expense
Interest on deposits	939,119	1,080,077
Interest on other borrowings	76,215	124,073

	1,015,334	1,204,150

Net interest income	1,031,613	1,177,107

Provision for loan losses	50,061	100,000

Net interest income after provision for loan losses	981,552	1,077,107

Noninterest income
Service charges on deposit accounts	6,845	6,485
Other service charges, commissions and fees	51,302	51,950
Mortgage origination fees	58,750	57,019
Other	10,622	171

	127,519	115,625

Noninterest expense
Salaries and employee benefits	625,012	604,607
Equipment	42,499	48,929
Occupancy	85,545	64,426
Advertising and marketing	27,546	39,965
Legal and accounting	70,276	58,657
Telephone	9,843	8,540
Supplies	31,623	30,113
Data processing fees	87,850	76,314
Other operating	112,236	85,404

	1,092,430	1,016,955

Income before income taxes	16,641	175,777

Applicable income taxes	6,359	66,100

Net income	$10,282	$109,677

Basic earnings per share	$0.00	$0.06

Diluted earnings per share	$0.00	$0.05

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS
ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Net income	$10,282	$109,677

Other comprehensive income:
Net unrealized holding gains (losses) arising during period, net of tax of $238,068 and $62,275	(389,628)	(101,608)

Total other comprehensive income	(389,628)	(101,608)

Comprehensive income (loss)	$(379,346)	$8,069

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS
ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Interest income
Interest and fees on loans	$3,658,637	$4,121,511
Interest on taxable securities	540,953	397,676
Interest on federal funds sold	14,983	36,862
Interest on deposits in other banks	10,300	7,607

	4,224,873	4,563,656

Interest expense
Interest on deposits	1,888,903	2,037,302
Interest on other borrowings	181,550	265,609

	2,070,453	2,302,911

Net interest income	2,154,420	2,260,745

Provision for loan losses	125,061	194,300

Net interest income after provision for loan losses	2,029,359	2,066,445

Noninterest income
Service charges on deposit accounts	10,745	9,829
Other service charges, commissions and fees	95,977	93,421
Mortgage origination fees	113,876	106,024
Other	23,894	287

	244,492	209,561

Noninterest expense
Salaries and employee benefits	1,233,158	1,159,879
Equipment	90,294	102,043
Occupancy	181,633	106,726
Advertising and marketing	56,251	71,647
Legal and accounting	126,207	104,212
Telephone	17,687	16,778
Supplies	47,288	49,028
Data processing fees	194,721	154,339
Other operating	210,933	155,795

	2,158,172	1,920,447

Income before income taxes	115,679	355,559

Applicable income taxes	43,993	133,560

Net income	$71,686	$221,999

Basic earnings per share	$0.03	$0.13

Diluted earnings per share	$0.03	$0.11

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS
ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Net income	$71,686	$221,999

Other comprehensive income:
Net unrealized holding gains (losses) arising during period, net of tax of $116,611 and $47,805	(190,260)	(77,997)

Total other comprehensive income	(190,260)	(77,997)

Comprehensive income (loss)	$(118,574)	$144,002

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS
ENDED JUNE 30, 2008
(UNAUDITED)

					Accumulated
	Common Stock				Other
			Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2007	2,106,602	$0	$20,839,186	$32,773	$179,368	$21,051,327
Net income	—	—	—	71,686	—	71,686
Change in fair value of available for sale securities, net of tax of $116,611	—	—	—	—	(190,260)	(190,260)
Stock options exercised	8,750	—	70,000			70,000
Stock option expense	—	—	8,103			8,103

Balance, June 30, 2008	2,115,352	$0	$20,917,289	$104,459	($10,892)	$21,010,856

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS
ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$71,686	$221,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,486	113,192
Provision for loan losses	125,061	194,300
Stock-based compensation expense	8,103	55,229
Decrease (Increase) in interest receivable	123,575	(64,738)
Increase (decrease) in interest payable	(32,064)	18,709
Gain on sale of securities available for sale	(22,035)	—
Gain on sale of other real estate	(1,748)	—
Net other operating activities	(212,044)	(76,745)

Total adjustments	88,334	239,947

Net cash provided by operating activities	160,020	461,946

INVESTING ACTIVITIES
Decrease in interest-bearing deposits in banks	117,884	—
Purchases of securities available for sale	(10,261,938)	(2,292,190)
Proceeds from maturities of securities available for sale	2,628,669	1,986,819
Proceeds from the sale of securities available for sale	2,792,269	—
Purchase of Federal Home Loan Bank stock, net	(316,682)	26,600
(Increase) decrease in federal funds sold	4,302,000	(3,867,000)
Proceeds from sale of other real estate	39,248	—
(Increase) in loans, net	(5,016,466)	(17,204,426)
Proceeds from refund of land deposit	10,000	—
Purchase of premises and equipment	(40,447)	(185,542)

Net cash (used in) investing activities	(5,745,463)	(21,535,739)

FINANCING ACTIVITIES
Increase in deposits	1,074,752	21,668,002
Increase (decrease) in repurchase agreements	(1,188,209)	356,484
Proceeds from other borrowings	5,857,000	—
Repayment of other borrowings	—	(2,902,073)
Issuance of common stock, net	70,000	3,950,866

Net cash provided by financing activities	5,813,543	23,073,279

Net increase in cash and due from banks	228,100	1,999,486
Cash and due from banks at beginning of year	1,779,649	1,745,107

Cash and due from banks at end of period	$2,007,749	$3,744,593

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
The financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto and the report of registered independent public accounting firm included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2008. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.
The financial information included herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for interim periods.
Note 2 — Stock-based Compensation
The Company’s Stock Option Plan provides for the grant of both incentive and nonqualified stock options. Options are granted to purchase common shares at a price not less than the fair value of the common stock at the date of grant, with fair value being established by the Board of Directors. The Board of Directors of the Company establishes to whom options shall be granted and determines exercise prices, vesting requirements, and the number of shares covered by each option.
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
A summary of the Company’s stock option activity, and related information, for the six months ended June 30, 2008 follows. Exercise price per share information is based on weighted averages.

		Exercise
		Price
	Options	Per Share
Outstanding at December 31, 2007	193,330	$9.44
Granted	—	—
Exercised	8,750	$8.00
Forfeited	—	—

Outstanding at June 30, 2008	184,580	$9.51
Exercisable at June 30, 2008	159,160	$8.68

For the six months ended June 30, 2008, 8,750 options were exercised. None were exercised for the six months ended June 30, 2007.

Note 3 — Earnings per share
Earnings per share are calculated on the basis of the weighted average number of shares outstanding. As the Company has granted stock options to certain officers and others with the Company, diluted earnings per share has been presented in the Consolidated Statements of Income.
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Six Months Ended June 30, 2008
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$71,686
Basic EPS
Income available to common shareholders	71,686	2,108,189	$0.03
Effect of dilutive securities
Options and Warrants		145,638	(0.00)

Diluted EPS
Income available to common shareholders and assumed conversions	$71,686	2,253,827	$0.03

	For the Six Months Ended June 30, 2007
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$221,999
Basic EPS
Income available to common shareholders	221,999	1,754,409	$0.13
Effect of dilutive securities
Options and Warrants		249,589	(0.02)

Diluted EPS
Income available to common shareholders and assumed conversions	$221,999	2,003,998	$0.11

	For the Three Months Ended June 30, 2008
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$10,282
Basic EPS
Income available to common shareholders	10,282	2,109,775	$0.00
Effect of dilutive securities
Options and Warrants		113,555	(0.00)

Diluted EPS
Income available to common shareholders and assumed conversions	$10,282	2,223,330	$0.00

	For the Three Months Ended June 30, 2007
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$109,677
Basic EPS
Income available to common shareholders	109,677	1,848,835	$0.06
Effect of dilutive securities
Options and Warrants		215,145	(0.01)

Diluted EPS
Income available to common shareholders and assumed conversions	$109,677	2,063,980	$0.05

Note 4 — Fair Value Measurement
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and, therefore, does not expand the use of fair value in any new circumstances. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 clarifies that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. Under SFAS No. 157, the Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For assets and liabilities recorded at fair value, it is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157.
Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.
The Company utilizes fair value measurements to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
Under SFAS No. 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at June 30, 2008.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations, municipal bonds and mortgage-backed securities.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The company has no level 3 assets or liabilities at June 30, 2008.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Determination of fair value, which is provided by a third party, was based on evaluations of observable market data, utilizing information such as benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads, and other types of reference data. Based on the fair value hierarchy, as outlined in SFAS 157, our valuation techniques are considered Level 2 inputs, which represent significant other observable inputs. As of June 30, 2008, the Company had securities available for sale totaling approximately $23.6 million that were reported at fair value in accordance with SFAS 157.
Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. Impaired loans totaled $1.5 million at June 30, 2008. Of such loans, $1.5 million had specific loss allowances aggregating $184,000 at that date.

Foreclosed Assets
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $599,000 at June 30, 2008.
Note 5 — Other Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” — including an amendment of SFAS 115. SFAS 159 permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The decision to elect the fair value option may be applied instrument by instrument, is irrevocable and is applied to the entire instrument and not to only specified risks, specific cash flows or portions of that instrument. An entity is restricted in choosing the dates to elect the fair value option for an eligible item. This statement is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted under special rules. The adoption of this statement did not have a material impact on the consolidated financial statements of the Company.
Note 6 — Commitments and Contingencies
In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments, which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.
The Bank uses the same credit policies for these off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. At June 30, 2008, the Company had outstanding commitments approximating $14.5 million.
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
Overview
     Results for the first half of 2008 were highlighted by slower loan growth and compressed net interest margins. Our net income declined to $71,686 for the first six months of 2008 from $221,999 for the first six months of 2007, primarily as a result of the drop in net interest margin and an increase in other operating expenses. Our total assets remained relatively stable over the first six months of 2008, increasing only marginally from $134.3 million at December 31, 2007 to $139.9 million at June 30, 2008. Many of the communities throughout Georgia, including some of the communities that we serve, are currently experiencing a downturn in the real estate market, especially as it relates to the acquisition, construction and development of residential housing. We are experiencing greater than normal past dues. If these loans continue to deteriorate, classified assets may increase. Our loans past due 30 days or more as a percentage of total loans increased 267 basis points from .01% at December 31, 2007 to 2.68% at June 30, 2008.
     While our loan losses have been minimal, we have been directly impacted by the interest rate reductions initiated by the Federal Reserve in response to the broad market conditions. Because our loans generally reprice more quickly than our deposits, the declining interest rate environment has compressed our net interest margin. This has caused our net interest margin for the first six months of 2008 to drop by 69 basis points from 4.03% for the first six months of 2007 to 3.34% for the first six months of 2008. We expect that our net interest margin will improve over the next several months as our deposits begin to reprice at lower rates. However, if the weakening real estate market begins to affect our loan portfolio, any resulting increase in nonperforming loans could offset the benefit that is produced by the repricing of our deposits.
Results of operations
     The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results for six month periods ended June 30, 2008 and 2007.
     Financial condition
     Our total assets grew 4.1% during the first six months of 2008 to $139.9 million. Loan growth of $5.0 million was funded by fed funds sold, which decreased $4.3 million, and deposits, which increased $1.1 million.
     Our loan to deposit ratio decreased to 95.3% at June 30, 2008 from 97.3% at December 31, 2007. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth. Stockholders’ equity has decreased by $40 thousand due primarily to a decline in the fair value of available for sale securities of $190,000, net of tax. The amount has been offset by net income of $71,000 and a stock issuance of $70,000 from the exercise of stock options.
     Liquidity
     The objectives our liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for our on-going operations, and to capitalize on opportunities for expansion. Liquidity management addresses our ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If we require funds beyond our internal funding capabilities, we may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances. As of June 30, 2008, we had $3.5 million available to draw from its line of credit with the FHLB. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, U.S. Government Agencies) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. We also have $4.8 million available from an unsecured federal funds accommodation with Silverton Bank (“Silverton”). Silverton is our primary correspondent bank. The federal funds accommodation is used for the purpose of providing daily liquidity as needed. Outstanding advances made under this accommodation are generally repaid on a daily basis at a rate determined by Silverton based on their marginal cost of funds. Advances are limited to not more than 14 days in any calendar month. Interest on any advances made over the established line or beyond the 14-day limit will be at a higher rate. We also has an additional $3.0 million available from an unsecured federal funds accommodation with Compass Bank, and an addition $3.0 million available from a secured federal funds accommodation with Nexity Bank. We may also solicit brokered deposits for providing funds for asset growth. As of June 30, 2008, we had outstanding brokered deposits of $12.1 million, or 11.7% of total deposits.
     We consider our liquidity to be adequate to meet operating and loan funding requirements at June 30, 2008. At June 30, 2008, our liquidity ratio (i.e. cash, short-term assets, marketable assets, available lines of credit divided by deposits and other borrowings) was approximately 12.54% and the loan to deposit ratio, as noted above, was approximately 95.3%. As the loan portfolio grows, we will continue to monitor our liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities should increase earnings potential.
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

	Actual
				Regulatory
				Minimum
			Regulatory	Requirements
			Minimum	For Well Capitalized
	Consolidated	Bank	Requirement	Status
Leverage capital ratios	15.06%	7.49%	4.00%	5.00%
Risk-based capital ratios:
Tier one capital	18.70%	9.30%	4.00%	6.00%
Total capital	19.82%	10.42%	8.00%	10.00%
     As noted above, we have obtained a total of $9.8 million lines of credit with three correspondent banks. These lines of credit can be accessed as needed for liquidity and subsidiary capital needs. We also have a $3 million secured line of credit with one correspondent bank and $3.5 million in available funding with the Federal Home Loan Bank. We have filed the necessary applications to acquire borrowing privileges at the Federal Reserve Discount Window. We anticipate that this additional funding source will be available early third quarter.
     Net interest income
     Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Our net interest income during the first six months of 2008 was $2,154,000, which represented a decrease of $106,000 as compared to the same period in 2007. The decrease in net interest income is due to a decrease in the spread between yields on interest-earning assets and interest-bearing liabilities.
     Our yield on interest earning assets was 6.67% and 8.18% for the three months ended June 30, 2008 and 2007, respectively. The cost of interest bearing liabilities was 3.82% and 4.92% for the three months ended June 30,

2008 and 2007, respectively. Our net interest margin was 3.40% during the three months ended June 30, 2008 as compared to 3.69% for the same period in 2007.
     Our yield on interest earning assets was 6.61% and 8.21% for the six months ended June 30, 2008 and 2007, respectively. The cost of interest bearing liabilities was 3.88% and 4.87% for the six months ended June 30, 2008 and 2007, respectively. Our net interest margin was 3.34% during the first six months of 2008 as compared to 4.05% for the first six months of 2007.
     Provision for loan losses
     The provision for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, non-performing and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $125,000 was made during the first six months of 2008 based upon this evaluation process. The allowance for loan loss as a percentage of total loans was 1.16% at June 30, 2008 compared to 1.11% at December 31, 2007. Management believes the allowance for loan loss is adequate to meet any potential losses in the loan portfolio.
     At June 30, 2008 and 2007, non-accrual, past due and restructured loans were as follows:

	June 30,
	2008	2007
	(Dollars in thousands)
Total non-accruing loans	$410	$1,811
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$0	$0
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	$0	$0
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	$0	$0
     Non-accrual loans have decreased from $1.8 million at June 30, 2007 to $410 thousand at June 30, 2008 while past due loans greater than 90 days and still accruing have remained at zero. Net charge-offs decreased by $29,000 for the six months ended June 30, 2008 as compared to the corresponding period in 2007. Net charge-offs as a percentage of average loans outstanding were 0.02% for the six months ended June 30, 2008 compared to net recoveries as a percentage of average loans outstanding of 0.05% for the same period in 2007.
     There were $1,543,860 and $0 impaired loans that had related allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at June 30, 2008 and 2007. Our allowance for loan loss includes $184,000 for these impaired loans.

     Information regarding the allowance for loan losses data through June, 2008 and 2007 is set forth in the following table.

	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
Average amount of loans outstanding	$106,073	$95,138

Balance of allowance for loan losses at beginning of period	1,154	1,024

Loans charged off
Commercial and financial		2
Real estate	3	52
Installment	19	10

	22	64

Loans recovered
Commercial and financial		5
Real estate	1
Installment	2	11

	3	16

Net (charge-offs) recoveries	(19)	(48)

Additions to allowance charged to operating expense during Period	125	194

Balance of allowance for loan losses at end of period	1,259	1,170

Ratio of net loan (charge-offs) recoveries during the period to average loans outstanding	(0.02)%	(0.05)%

     Non-interest income
     Non-interest income increased by $12,000 for the three month period ended June 30, 2008 as compared to the same period in 2007. The increase was driven primarily by a gain on the sale of securities available for sale in the amount of $11,000.
     Non-interest income increased by $35,000 for the six-month period ended June 30, 2008 as compared to the same period in 2007. The increase was driven by a gain on the sale of securities available for sale in the amount of $22 thousand and mortgage origination fees, which increased $8,000. The remainder of the increase was primarily the result of increases in various fees due to our growth.
     Non-interest expense
     Non-interest expense increased by $75,000 for the three month period ended June 30, 2008 as compared to the same period in 2007. The increases are due to increased salaries and employee benefits of $20,000, data processing expenses of $12,000, occupancy expense of $21,000, and other operating expenses of $27,000. Salaries and employee benefits have increased due to the annual salary increases and the staffing of our Jackson County and Hall County branch offices. Data processing expense has increased due to our growth. Occupancy expense increased due to the opening of our Jackson County and Hall County branch offices. Other operating expenses have increased due to directors’ fees which we started paying in 2008, and due to general operations of the Bank.

     Non-interest expense increased by $238,000 for the six month period ended June 30, 2008 as compared to the same period in 2007. The increases are due to increased salaries and employee benefits of $73,000, data processing expenses of $40,000, occupancy expense of $75,000, and other operating expenses of $55,000. Salaries and employee benefits have increased due to the annual salary increases and the staffing of our Jackson County and Hall County branch offices. Data processing expense has increased due to our growth. Occupancy expense increased due to the opening of our Jackson County and Hall County branch offices. Other operating expenses have increased due to directors’ fees, which we started paying in 2008, and due to general operations of the Bank.
     Net income
     Net income decreased by $99,000 for the three months period ended June 30, 2008 compared to the three months ended June 30, 2007, or approximately 91%. Net income decreased by $150,000 for the six months period ended June 30, 2008 compared to the six months ended June 30, 2007, or approximately 68%. The decrease in net income is primarily due to the reduction in net interest margin.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     This item is not applicable since we are a smaller reporting company.

Item 4.	Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this Form 10-Q and have concluded that the our disclosure controls and procedures are effective. There were no changes in the our internal control over financial reporting during the second quarter of 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     We are not a party to any material legal proceedings other than ordinary routine litigation incidental to our business.
Item 1a. Risk Factors
     This item is not applicable since we are a smaller reporting company.

Item 2.	Changes in Securities and Use of Proceeds
     None

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
The company held its annual meeting of shareholders on May 22, 2008. At the meeting three Class I directors were elected to serve three-year terms expiring at the company’s 2011 annual meeting. The name of each Class I director elected at the annual meeting is as follows:

			Abstentions/Broker
Name	Votes For	Votes Against/Withheld	Non-Votes
R. Keith Alexander	1,307,069	1,500	0
B. David Barrett	1,307,069	1,500	0
C. Lamar Black	1,305,819	2,750	0
Aubrey H. McIntyre	1,307,069	1,500	0

The name of each other director whose term of office as a director continued after the meeting is as follows:
Donald E. Allison
E. Ray Black
Joel R. Campbell
J. Clifford Cox
Marc J. Greene
June W. Parks
R. Gerald Sims

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

MOUNTAIN VALLEY BANCSHARES, INC.
Date: August 14, 2008	/s/ Marc J. Greene
Marc J. Greene
President and CEO

Date: August 14, 2008	/s/ Rachel Marshall
Rachel Marshall
Chief Financial Officer