Form 10-Q
period 2008-09-30
MOUNTAIN VALLEY BANCSHARES INC
filed 2008-11-14
CIK 1276939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended: September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of outstanding shares of each of the issuer’s classes of common stock, as of October 15, 2008: 2,115,352; no par value.
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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MOUNTAIN VALLEY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks, including reserve requirements of of $1,268,000 and $462,000, respectively	$3,897,823	$1,779,649
Interest-bearing deposits	125,647	171,194
Federal funds sold	3,209,000	5,096,000
Securities available-for-sale, at fair value	23,659,848	19,069,773
Securities held-to-maturity	999,689	998,502
Federal Home Loan Bank stock, at cost	466,400	191,000
Loans, net	108,690,262	102,694,819
Land deposit	—	10,000
Premises and equipment, net	2,305,801	2,359,288
Accrued interest receivable	752,597	940,747
Other real estate owned	1,053,599	636,599
Other assets	526,348	368,944

	$145,687,014	$134,316,515

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$8,791,335	$7,545,843
Interest-bearing	102,454,201	95,030,420

Total deposits	111,245,536	102,576,263
Other borrowings	13,152,950	10,196,578
Other liabilities	351,878	492,347

Total liabilities	124,750,364	113,265,188

Shareholders’ equity
Common stock, par value $0.00; 5,000,000 shares authorized; 2,115,352 and 2,106,602 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Paid-in capital	20,969,642	20,839,186
Retained earnings (loss)	(119,124)	32,773
Accumulated other comprehensive income	77,783	179,368

Total stockholders’ equity	20,928,301	21,051,327

	$145,678,665	$134,316,515

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended September 30,
	2008	2007
Interest income
Interest and fees on loans	$1,690,418	$2,280,865
Interest on taxable securities	303,583	202,923
Interest on federal funds sold	6,506	21,148
Interest on deposits in other banks	6,916	8,057

	2,007,423	2,512,993

Interest expense
Interest on deposits	924,310	1,140,202
Interest on other borrowings	82,456	126,130

	1,006,766	1,204,150

Net interest income	1,000,657	1,266,332

Provision for loan losses	205,000	76,100

Net interest income after provision for loan losses	795,657	1,170,561

Noninterest income
Service charges on deposit accounts	6,019	6,399
Other service charges, commissions and fees	55,807	49,480
Mortgage origination fees	10,918	45,774
Other	77,395	216

	150,139	101,869

Noninterest expense
Salaries and employee benefits	649,659	614,247
Equipment	43,263	44,410
Occupancy	88,196	80,915
Advertising and marketing	19,009	28,236
Legal and accounting	74,018	44,039
Telephone	7,114	8,977
Supplies	11,950	37,002
Data processing fees	117,448	89,432
Other operating	197,502	102,688

	1,208,159	1,049,946

Income (loss) before income taxes	(262,363)	222,484

Applicable income taxes (benefit)	(38,780)	84,857

Net income (loss)	$(223,583)	$137,627

Basic earnings (loss) per share	$(0.11)	$0.07

Diluted earnings (loss) per share	$(0.11)	$0.06

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended September 30,
	2008	2007
Net income (loss)	$(223,583)	$137,627

Other comprehensive income:
Net unrealized holding gains arising during period, net of tax of $54,349 and $93,341	88,675	152,293

Total other comprehensive income	88,675	152,293

Comprehensive income (loss)	$(134,908)	$289,920

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Interest income
Interest and fees on loans	$5,349,055	$6,402,376
Interest on taxable securities	844,536	600,599
Interest on federal funds sold	21,489	58,010
Interest on deposits in other banks	17,216	15,664

	6,232,296	7,076,649

Interest expense
Interest on deposits	2,813,213	3,177,504
Interest on other borrowings	264,006	391,739

	3,077,219	3,569,243

Net interest income	3,155,077	3,507,406

Provision for loan losses	330,061	270,400

Net interest income after provision for loan losses	2,825,016	3,237,006

Noninterest income
Service charges on deposit accounts	16,764	16,228
Other service charges, commissions and fees	151,784	142,901
Mortgage origination fees	124,794	151,798
Other	101,289	503

	394,631	311,430

Noninterest expense
Salaries and employee benefits	1,882,817	1,774,126
Equipment	133,517	146,453
Occupancy	269,829	187,641
Advertising and marketing	75,260	99,883
Legal and accounting	200,225	148,251
Telephone	24,801	25,755
Supplies	59,238	86,030
Data processing fees	312,169	243,771
Other operating	408,435	258,483

	3,366,331	2,970,393

Income (loss) before income taxes	(146,684)	578,043

Applicable income taxes	5,213	218,417

Net income (loss)	$(151,897)	$359,626

Basic earnings (loss) per share	$(0.07)	$0.19

Diluted earnings (loss) per share	$(0.07)	$0.17

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Net income (loss)	$(151,897)	$359,626

Other comprehensive income:
Net unrealized holding gains (losses) arising during period, net of tax of $(62,262) and $45,536	(101,585)	74,296

Total other comprehensive income	(101,585)	74,296

Comprehensive income (loss)	$(253,482)	$433,922

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008
(UNAUDITED)

					Accumulated
					Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2007	2,106,602	$0	$20,839,186	$32,773	$179,368	$21,051,327
Net income	—	—	—	(151,897)	—	(151,897)
Change in fair value of available for sale securities, net of tax of $(62,261)	—	—	—	—	(101,585)	(101,585)
Stock options exercised	8,750	—	70,000			70,000
Stock option expense	—	—	60,456			60,456

Balance, September 30, 2008	2,115,352	$0	$20,969,642	$(119,124)	$77,783	$20,928,301

See Notes to Consolidated Financial Statements.

MOUNTAIN VALLEY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(151,897)	$359,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,956	158,478
Provision for loan losses	330,061	270,400
Stock-based compensation expense	60,456	107,582
Decrease (increase) in interest receivable	188,150	(316,539)
Increase (decrease) in interest payable	(42,462)	22,848
Gain on sale of securities available for sale	(22,035)	—
Loss on sale of other real estate	90,198	—
Net other operating activities	(185,987)	(8,541)

Total adjustments	515,822	234,228

Net cash provided by operating activities	425,440	593,854

INVESTING ACTIVITIES
Decrease in interest-bearing deposits in banks	45,547	—
Purchases of securities available for sale	(10,261,938)	(2,292,190)
Proceeds from maturities of securities available for sale	2,737,782	2,541,750
Proceeds from the sale of securities available for sale	2,792,269	—
Purchase of Federal Home Loan Bank stock, net	(275,400)	(85,900)
(Increase) decrease in federal funds sold	1,887,000	(2,409,000)
Proceeds from sale of other real estate	297,302	—
(Increase) in loans, net	(7,130,004)	(21,638,692)
Proceeds from refund of land deposit	10,000	—
Purchase of premises and equipment	(105,469)	(281,152)

Net cash (used in) investing activities	(10,002,911)	(24,165,184)

FINANCING ACTIVITIES
Increase in deposits	8,669,273	20,732,043
Increase (decrease) in repurchase agreements	(2,043,628)	2,950,352
Proceeds from other borrowings	5,000,000	—
Repayment of other borrowings	—	(402,073)
Issuance of common stock, net	70,000	4,057,478

Net cash provided by financing activities	11,695,645	27,337,800

Net increase in cash and due from banks	2,118,174	3,766,470
Cash and due from banks at beginning of year	1,779,649	1,745,107

Cash and due from banks at end of period	$3,897,823	$5,511,577

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
The financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto and the report of registered independent public accounting firm included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 1, 2008. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.
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
A summary of the Company’s stock option activity, and related information, for the nine months ended September 30, 2008 follows. Exercise price per share information is based on weighted averages.

		Exercise
		Price
	Options	Per Share
Outstanding at December 31, 2007	193,330	$9.44
Granted	—	—
Exercised	8,750	$8.00
Forfeited	—	—

Outstanding at September 30, 2008	184,580	$9.51
Exercisable at September 30, 2008	170,827	$9.11

For the nine months ended September 30, 2008, 8,750 options were exercised. None were exercised for the nine months ended September 30, 2007.

Note 3 — Earnings per share
The Company computes earnings per share in accordance with SFAS No. 128 “Earnings Per Share.” Basic earnings per share is computed by dividing the earnings for the period by the weighted average number of common shares outstanding during the period. Dilutive earnings per share include the potential impact of stock options the Company has granted to certain officers and others. The dilutive effect of stock options is computed using the treasury stock method, which assumes the repurchase of common shares at the average market price.
In accordance with SFAS No. 128, if there is a year-to-date loss from continuing operations, potential common shares should not be included in the computation of diluted earnings per share. During the period under review, there was a year-to-date loss.
The following reconciles the numerators and denominators of the basic and diluted earnings per share computations:

	For the Nine Months Ended September 30, 2008
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net loss	$(151,897)
Basic EPS
Income (loss) available to common shareholders	(151,897)	2,110,576	$(0.07)
Effect of dilutive securities
Options and Warrants		—	—

Diluted EPS
Income (loss) available to common shareholders and assumed conversions	$(151,897)	2,110,576	$(0.07)

	For the Nine Months Ended September 30, 2007
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$359,626
Basic EPS
Income available to common shareholders	359,626	1,825,098	$0.19
Effect of dilutive securities
Options and Warrants		234,092	(0.02)

Diluted EPS
Income available to common shareholders and assumed conversions	$359,626	2,059,190	$0.17

	For the Three Months Ended September 30, 2008
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net loss	$(223,583)
Basic EPS
Income (loss) available to common shareholders	(223,583)	2,115,352	$(0.11)
Effect of dilutive securities
Options and Warrants		—	—

Diluted EPS
Income (loss) available to common shareholders and assumed conversions	$(223,583)	2,115,352	$(0.11)

	For the Three Months Ended September 30, 2007
		Weighted
		Average Shares-	Per-Share
	Numerator	Denominator	Amount
Net income	$137,627
Basic EPS
Income available to common shareholders	137,627	1,966,476	$0.07
Effect of dilutive securities
Options and Warrants		203,098	(0.01)

Diluted EPS
Income available to common shareholders and assumed conversions	$137,627	2,169,574	$0.06

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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company has no Level 1 assets or liabilities at September 30, 2008.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations, municipal bonds and mortgage-backed securities. In addition, the Company has foreclosed assets, booked at appraised value and discussed further in the Foreclosed Assets section.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had loans that were classified as level 3 assets at September 30, 2008. Specifics related to those loans are discussed further in the Loans section.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities Available-for-Sale
Investment securities available-for-sale are recorded at fair value on a recurring basis. Determination of fair value, which is provided by a third party, was based on evaluations of observable market data, utilizing information such as benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads, and other types of reference data. Based on the fair value hierarchy, as outlined in SFAS 157, our valuation techniques are considered Level 2 inputs, which represent significant other observable inputs. As of September 30, 2008, the Company had securities available for sale totaling approximately $23.7 million that were reported at fair value in accordance with SFAS 157.
Loans
The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring

Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3. The company had $272,000 in loans with specific allowance related to those loans totaling $133,000, that were classified as level 3 assets at September 30, 2008. Total impaired loans at September 30, 2008 were $2.5 million with specific loss allowances aggregating $292,000 related to those loans.
Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3. There were no fair value adjustments related to foreclosed real estate of $1,054,000 at September 30, 2008. However, there were three properties sold in the third quarter that we were sold at loss of $90 thousand dollars, which is reflected in other operating expenses.
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
The Bank uses the same credit policies for these off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements. At September 30, 2008, the Company had outstanding commitments approximating $13.0 million.
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
     The Company’s principal business of earning interest income primarily through loans and investments and paying interest on deposits and borrowings is conducted primarily through the Bank. Our net interest income may be affected significantly by economic conditions, local competition, changes in market interest rates and governmental policies and actions. Net income also is affected by our provision for loan losses, non-interest income, consisting primarily of fees and charges on deposit accounts and loans, and non-interest expense, consisting primarily of salaries and employee benefits, company equipment, data processing and other operating costs.
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
Overview
     Results for the first three and nine months ended September 30, 2008 were highlighted by slower loan growth and compressed net interest margins. We had a net loss of $(152,000) for the first nine months of 2008 compared to net income $359,626 for the first nine months of 2007, primarily as a result of the drop in net interest margin, an increase in loan loss provision, a write down of other real estate, and an adjustment to tax expense of $62,000 for stock option expense. Our total assets increased in the first nine months of 2008, from $134.3 million at December 31, 2007 to $145.7 million at September 30, 2008. Many of the communities throughout Georgia, including some of the communities that we serve, are currently experiencing a downturn in the real estate market, especially as it relates to the acquisition, construction and development of residential housing. We are experiencing greater than normal past dues and nonaccruals. If these loans continue to deteriorate, classified assets and other real estate may increase. Our loans past due 30 days or more and nonaccruals as a percentage of totals loans increased from .09% at December 31, 2007 to 2.57% at September 30, 2008.
     While our loan losses have been minimal, we have been directly impacted by the interest rate reductions initiated by the Federal Reserve in response to the broad market conditions. Because our loans generally reprice more quickly than our deposits, the declining interest rate environment has compressed our net interest margin. This has caused our net interest margin for the first nine months of 2008 to drop by 83 basis points from 4.02% for the first nine months of 2007 to 3.22% for the first nine months of 2008. In addition, because market deposit rates remain high, the impact of deposit repricing has been less than expected. We believe that these high rates are due to a need for liquidity by other banks in our market. We anticipate that our net interest margin will continue to decrease in the fourth quarter of 2008 due to the October 8th decrease of 50 basis points to prime.
Results of operations
     The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results for nine month periods ended September 30, 2008 and 2007.
     Financial condition
     Our total assets grew 8.4% during the first nine months of 2008 to $145.7 million. Loan growth of $6.0 million was funded by fed funds sold, which decreased $1.9 million, and deposits, which increased $8.7 million.
     Our loan to deposit ratio decreased to 90.4% at September 30, 2008 from 97.3% at December 31, 2007. Our current securities, deposit balances and available lines of credit should provide the funds for expected loan growth. Stockholders’ equity has decreased by $123,000 due to a decline in the fair value of available for sale securities of $102,000, net of tax and a net loss from continuing operations totaling approximately $152,000. The amount has been offset by a stock issuance of $70,000 from the exercise of stock options and stock option expense of 60,000.
     Liquidity
     The objectives of our liquidity management policy include providing adequate funds to meet the cash needs of both borrowers and depositors, to provide for our on-going operations, and to capitalize on opportunities for expansion. Liquidity management addresses our ability to meet deposit withdrawals on demand or at contractual maturity, to repay borrowings as they mature, and to fund new loans and investments as opportunities arise. The primary sources of internally generated funds are principal and interest payments on loans receivable, increases in local deposits, cash flows generated from operations, and cash flows generated by investments. If we require funds beyond our internal funding capabilities, we may rely upon external sources of funds such as brokered deposits, repurchase agreements, and advances. As of September 30, 2008, we had $4.2 million available to draw from our line of credit with the FHLB. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, we are required to own capital stock in the FHLB and we are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, U.S. Government Agencies) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit.
     In August 2008, we acquired borrowing privileges of $2 million at the Federal Reserve Discount Window. These borrowings are collateralized by our CD secured loans. We also have $4.8 million available from an unsecured federal funds accommodation with Silverton Bank (“Silverton”). Silverton is our primary correspondent bank. The federal funds accommodation is used for the purpose of providing daily liquidity as needed. Outstanding advances made under this accommodation are generally repaid on a daily basis at a rate determined by Silverton based on their marginal cost of funds. Advances are limited to not more than 14 days in any calendar month. Interest on any advances made over the established line or beyond the 14-day limit will be at a higher rate. We also have an additional $3.0 million available from an unsecured federal funds accommodation with Compass Bank, and an addition $3.0 million available from a secured federal funds accommodation with Nexity Bank. We may also solicit brokered deposits for providing funds for asset growth. As of September 30, 2008, we had outstanding brokered deposits of $17.0 million, or 15.3% of total deposits.
     We consider our liquidity to be adequate to meet operating and loan funding requirements at September 30, 2008. At September 30, 2008, our liquidity ratio (i.e. cash, short-term assets, marketable assets, available lines of credit divided by deposits and other borrowings) was approximately 12.11% and the loan to deposit ratio, as noted above, was approximately 97.3%. As the loan portfolio grows, we will continue to monitor our liquidity and make adjustments as deemed necessary. Investing our available funds in loans and other high yielding securities should increase earnings potential.
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

				Regulatory
				Minimum
			Regulatory	Requirements
	Actual		Minimum	For Well Capitalized
	Consolidated	Bank	Requirement	Status
Leverage capital ratios	14.52%	7.18%	4.00%	5.00%
Risk-based capital ratios:
Tier one capital	18.72%	9.26%	4.00%	6.00%
Total capital	19.95%	10.49%	8.00%	10.00%
     As noted above, we have obtained a total of $9.8 million lines of credit with three correspondent banks. These lines of credit can be accessed as needed for liquidity and subsidiary capital needs. We also have a $3 million secured line of credit with one correspondent bank, $4.2 million in available funding with the Federal Home Loan Bank, and $2 million with the Federal Reserve Discount Window. In April, we initiated a leveraged transaction that involved borrowing $5 million from the Federal Home Loan Bank and using the funds to purchase a Fannie Mae, 20 year mortgage backed security with a $5 million par value.
     Net interest income
     Net interest income is the difference between the interest and fees earned on loans, securities, and other interest-earning assets (interest income) and the interest paid on deposits and borrowed funds (interest expense). Our net interest income during the first nine months of 2008 was $3,155,000, which represented a decrease of $352,000 as compared to the same period in 2007. The decrease in net interest income is due to a decrease in the spread between yields on interest-earning assets and interest-bearing liabilities.
     Our yield on interest earning assets was 5.99% and 8.16% for the three months ended September 30, 2008 and 2007, respectively. The cost of interest bearing liabilities was 3.48% and 4.92% for the three months ended September 30, 2008 and 2007, respectively. Our net interest margin was 2.93% during the three months ended September 30, 2008 as compared to 4.01% for the same period in 2007.
     Our yield on interest earning assets was 6.36% and 8.19% for the nine months ended September 30, 2008 and 2007, respectively. The cost of interest bearing liabilities was 3.74% and 4.89% for the nine months ended September 30, 2008 and 2007, respectively. Our net interest margin was 3.22% during the first nine months of 2008 as compared to 4.02% for the first nine months of 2007.
     Provision for loan losses
     The allowance for loan losses is based on management’s evaluation of the economic environment, the history of charged off loans and recoveries, size and composition of the loan portfolio, non-performing and past due loans, and other aspects of the loan portfolio. Management reviews the allowance for loan loss on a quarterly basis and makes provisions as necessary. A provision of $330,000 was made during the first nine months of 2008 based upon this evaluation process. The allowance for loan loss as a percentage of total loans was 1.27% at September 30, 2008 compared to 1.11% at December 31, 2007. Management believes the allowance for loan loss is adequate to meet any potential losses in the loan portfolio.
     At September 30, 2008 and 2007, non-accrual, past due and restructured loans were as follows:

	September 30,
	2008	2007
	(Dollars in thousands)
Total non-accruing loans	$2,780	$50
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	$0	$0
Loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower	$0	$0
Loans now current about which there are serious doubts as to the ability of the borrower to comply with present loan repayment terms	$0	$0
     Non-accrual loans have increased from $50 thousand at September 30, 2007 to $2.8 million at September 30, 2008 while past due loans greater than 90 days and still accruing have remained at zero. We have one loan that makes up $2.5 million of our nonaccruals. SBA(Small Business Administration) holds a substantial second mortgage on the property that secures this loan. We have asked SBA to pay us out in order to protect their position. The current appraised value shows enough equity in the property to cover the Bank’s position. It is our intent to foreclose on our first mortgage if not paid out by the SBA.
     Net charge-offs decreased by $123,000 for the nine months ended September 30, 2008 as compared to the corresponding period in 2007. Net charge-offs as a percentage of average loans outstanding were 0.11% for the nine months ended September 30, 2008 compared to net charge-offs as a percentage of average loans outstanding of 0.23% for the same period in 2007.
     There were $2,492,000 and $0 impaired loans that had related allowances determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, at September 30, 2008 and 2007. Our allowance for loan loss includes $292,000 for these impaired loans.
     Information regarding the allowance for loan losses data through September 30, 2008 and 2007 is set forth in the following table.

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
Average amount of loans outstanding	$107,484	$104,642

Balance of allowance for loan losses at beginning of period	1,154	1,024

Loans charged off
Commercial and financial	5	4
Real estate	97	250
Installment	20	10

	122	264

Loans recovered
Commercial and financial		5
Real estate	2	—
Installment	3	19

	5	24

Net (charge-offs) recoveries	(117)	(240)

Additions to allowance charged to operating expense during Period	330	270

Balance of allowance for loan losses at end of period	1,367	1,054

Ratio of net loan (charge-offs) recoveries during the period to average loans outstanding	(0.11)%	(0.23)%

     Non-interest income
     Non-interest income increased by $50,000 for the three month period ended September 30, 2008 as compared to the same period in 2007. The increase was caused by investment banking commissions of $77,000. Investment banking services is a new service that we added in May 2008.
     Non-interest income increased by $85,000 for the nine month period ended September 30, 2008 as compared to the same period in 2007. The increase was driven by a gain on the sale of securities available for sale in the amount of $22 thousand and investment banking commissions of $79,000.

     Non-interest expense
     Non-interest expense increased by $160,000 for the three month period ended September 30, 2008 as compared to the same period in 2007. The increases are due to increased salaries and employee benefits of $35,000, data processing expenses of $28,000, legal and accounting expense of $30,000, and other operating expenses of $97,000. Salaries and employee benefits have increased due to the annual salary increases and the hiring of our investment banking representative. Data processing expense has increased due to our growth. Legal and accounting expense has increased due to our undertaking of a “going private” transaction, which we expect to reduce our non-interest expenses in future periods. Other operating expenses have increased due to directors’ fees totaling $65,000, which we started paying in 2008. We also took a write down totaling approximately $94,000 related to Other Real Estate Owned.
     Non-interest expense increased by $398,000 for the nine month period ended September 30, 2008 as compared to the same period in 2007. The increases are due to increased salaries and employee benefits of $109,000, data processing expenses of $68,000, occupancy expense of $82,000, legal and accounting of $52,000 and other operating expenses of $152,000. Salaries and employee benefits have increased due to the annual salary increases and the staffing of our Jackson County, Hall County branch offices, and our investment banking segment. Data processing expense has increased due to our growth. Occupancy expense increased due to the opening of our Jackson County and Hall County branch offices. Legal and accounting expense has increased due to the “going private” transaction. Other operating expenses have increased due to directors’ fees totaling $12,000, which we started paying in 2008. We also took a write down totaling approximately $94,000 related to Other Real Estate Owned.
     Net income
     Net income decreased by $361,000 for the three months period ended September 30, 2008 compared to the three months ended September 30, 2007, or approximately 262%. Net income decreased by $512,000 for the nine months period ended September 30, 2008 compared to the nine months ended September 30, 2007, or approximately 142%. The decrease in net income is due to the reduction in net interest margin, write down of other real estate, increase in loan loss provision, and adjustment to tax expense for stock option expense.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     This item is not applicable since we are a smaller reporting company.

Item 4.	Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this Form 10-Q and have concluded that the our disclosure controls and procedures are effective. There were no changes in the our internal control over financial reporting during the third quarter of 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
     No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

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

MOUNTAIN VALLEY BANCSHARES, INC.
Date: November 14, 2008	/s/ Marc J. Greene
Marc J. Greene
President and CEO

Date: November 14, 2008	/s/ Rachel Marshall
Rachel Marshall
Chief Financial Officer